Form 10-Q
period 1996-03-31
ROYAL OAK MINES INC
filed 1996-05-15
CIK 41304

================================================================================
================================================================================

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                         OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______


               Commission File Number 1-4350

                    ROYAL OAK MINES INC.
     (Exact name of Registrant as specified in its charter)

ONTARIO, CANADA                              NONE
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

c/o Royal Oak Mines (U.S.A.) Inc.
5501 Lakeview Drive
Kirkland, Washington
U.S.A.                                       98033
(Address of principal executive              (Zip Code)
offices)

Registrant's telephone number, including area code: (206) 822-8992

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding as of May 7, 1996 was 140,112,913. This includes 1,924,816 shares which are owned by a wholly-owned subsidiary of the Company and may not be voted.

================================================================================
================================================================================

                    INDEX

                                                                           Page

PART 1.  FINANCIAL INFORMATION........................................

Item 1.   Consolidated Financial Statements of Royal Oak Mines Inc.
           and Subsidiaries (All statements are unaudited except for the December 31, 1995 Consolidated Balance Sheet, which has been audited.).........................................

           Consolidated Statements of Income - Three Months Ended
             March 31, 1996 and 1995..................................

           Consolidated Balance Sheets - March 31, 1996 and
             December 31, 1995........................................

           Consolidated Statements of Cash Flow - Three Months Ended
             March 31, 1996 and 1995..................................

          Notes to Consolidated Financial Statements (unaudited)......

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................

PART II - OTHER INFORMATION...........................................

Item 6.   Exhibits and Reports on Form 8-K............................

Signatures............................................................

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian Dollars.
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

All tabular amounts are in thousands of Canadian Dollars.

                 Consolidated Statements of Income
            (unaudited - Cdn$ 000's except per share amounts)

                                                         Three months ended
                                                               March 31
                                                             1996      1995
                                                           =======  =======
REVENUE                                                    $51,049  $47,386
                                                           -------  -------

OPERATING EXPENSES
  Operating                                                 42,029   44,064
  Royalties and marketing                                      562      219
  Administrative and corporate                               2,149    1,622
  Depreciation and amortization                              5,235    3,282
  Exploration                                                  960      113
  Recovery of loss on foreign currency contracts              (767)      --
                                                           -------  -------
     Total operating expenses                               50,168   49,300
                                                           -------  -------
OPERATING INCOME (LOSS)                                        881   (1,914)

Interest and Other Income, Net (note 3)                      1,343    5,778
                                                           -------  -------
NET INCOME BEFORE UNDERNOTED                                 2,224    3,864

  Income and mining taxes - current                           (355)    (316)
  Income and mining taxes - deferred                          (540)      --
  Minority interest                                             27       --
  Equity in loss of associated companies                        --      (45)
                                                           -------  -------
NET INCOME                                                   1,356    3,503
RETAINED EARNINGS - BEGINNING OF PERIOD                     78,538   55,369
                                                           -------  -------
RETAINED EARNINGS - END OF PERIOD                          $79,894  $58,872
                                                           =======  =======
EARNINGS PER SHARE                                           $0.01    $0.03
                                                           =======  =======
Weighted average number of common shares outstanding (000's)131,817  114,499
                                                           =======  =======

The accompanying notes are an integral part of the Consolidated Financial
Statements.

                    Consolidated Balance Sheets
                      (unaudited - Cdn$ 000's)
                                                          March 31December 31
                                                              1996       1995
                                                          ========  =========
ASSETS
Current Assets
  Cash and cash equivalents                                $34,244       $139,410
  Short-term investments                                     6,818      2,971
  Receivables                                                7,408      7,138
  Inventories (note 4)                                      74,562     46,136
  Prepaid expenses                                           6,465      5,620
                                                          --------   --------
     Total Current Assets                                  129,497    201,275
Property, Plant and Equipment, net                         422,845    191,381
Long-Term Investments                                       12,894     36,307
                                                          --------   --------
TOTAL ASSETS                                              $565,236   $428,963
                                                          ========   ========

LIABILITIES
Current Liabilities
  Accounts payable                                         $16,162    $13,640
  Accrued payroll                                            3,419      5,267
  Current portion of deferred revenue                       11,116      4,523
  Income taxes payable                                       3,512      3,350
  Other current liabilities                                 28,225     15,654
                                                          --------    -------
     Total Current Liabilities                              62,434     42,434
Deferred Revenue and Other Liabilities                      41,015     40,800
Deferred Income Taxes                                        5,604      5,064
Minority Interest in Subsidiary Companies                      332        170
                                                          --------   --------
TOTAL LIABILITIES                                          109,385     88,468
                                                          --------   --------
SHAREHOLDERS' EQUITY
Capital Stock (note 11)
  Common Stock
   Authorized - unlimited
   Outstanding - 138,180,597 (Dec. 31, 1995 - 119,118,714) 375,957    261,957
Retained Earnings                                           79,894     78,538
                                                          --------   --------
TOTAL SHAREHOLDERS' EQUITY                                 455,851    340,495
                                                          --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $565,236   $428,963
                                                          ========   ========

The accompanying notes are an integral part of the Consolidated Financial
Statements.

                    Consolidated Statements of Cash Flow
                              (unaudited - Cdn$ 000's)
                                                          Three months ended
                                                                March 31
                                                               1996     1995
                                                           ========  =======
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Consolidated net income for the period                     $1,356   $3,503
  Items not affecting cash:
     Depreciation and amortization                            5,235    3,282
     Deferred income tax                                        540       --
     Recovery of loss on foreign currency contracts            (767)      --
     Other                                                      118     (361)
                                                            -------  -------
CASH FLOW                                                     6,482    6,424
Net change in non-cash working capital (note 5)             (16,133)  (5,037)
                                                            -------   -------
Net cash provided by (used in) operating activities          (9,651)   1,387
                                                            -------  -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Increase in deferred revenue, net                           5,985    4,425
  Issue of common shares (note 11)                          114,000   14,506
  Other                                                       1,430      (72)
                                                            -------  -------
Net cash provided by financing activities                   121,415   18,859
                                                            -------  -------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Investment in Kemess capital assets through purchase of
    companies (note 8)                                     (201,976)     --
  Decrease in long-term investments (note 8)                 26,882      --
  Investment in capital assets through purchase of
    Consolidated Professor Mines Limited (note 9)           (13,252)     --
  Investment in other capital assets, net                   (19,428) (7,697)
  Investment in exploration and non-producing properties, net(2,066) (2,223)
  Change in other assets                                     (3,243)   (320)
                                                            -------  -------
Net cash used in investing activities                      (213,083) (10,240)
                                                            -------  -------
INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS DURING PERIOD                                (101,319)  10,006
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD      142,381  178,937
                                                            -------  -------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD            $41,062 $188,943
                                                            =======  =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                   $39     $52
     Income taxes                                              $355    $316

Cash consists of cash and short-term investments.

The accompanying notes are an integral part of the Consolidated Financial
Statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (unaudited)
 (tabular amounts in thousands of Canadian dollars unless otherwise stated)

1.  Interim Financial Statement Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 7. Also, they do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report and Form 10-K for the year ended December 31, 1995.

The calculations of net earnings per share are based upon the weighted average number of common shares of the Company outstanding each period. Where outstanding convertible property materially dilute earnings per share, fully diluted earnings per share are disclosed.


2.  Presentation

Certain amounts for 1995 have been reclassified to conform with the current year's presentation.


3.  Interest and other income, net

                                             Three months ended
                                                   March 31
                                              1996        1995
                                              ----        ----
   Interest income                          $1,024      $2,518
   Gain on sale of securities                  446       3,022
   Other, net                                 (127)        238
                                            ------      ------
   Interest and other income, net           $1,343      $5,778
                                            ======      ======


4.  Inventories

                                          March 31    December 31
                                              1996           1995
                                          --------    -----------

  Bullion in process                       $17,755        $18,574
  Stores and operating supplies             56,807         27,562
                                          --------        -------
  Inventories                              $74,562        $46,136
                                          ========        =======

The increase in stores and operating supplies resulted from the need to bring in up to one year's supply of operating and maintenance materials over a winter road to the Colomac mine site during the first quarter. Due to the remote nature of the Colomac mine, the most effective way to manage the stores and operating supplies inventory is to transport them over a winter ice road from January to March. The freight costs associated with this inventory have been included in the cost of the inventory and will be expensed throughout the year as the inventory is utilized.


5.  Net change in non-cash working capital.
                                           Three months ended
                                                 March 31
                                             1996      1995
                                             ----      ----
  Cash provided by (used in):
   Receivables                              $(270)     $(36)
   Inventories                            (28,426)  (25,038)
   Prepaid expenses                          (845)     (621)
   Accounts payable, accrued payroll and
    other current liabilities              13,246    20,871
   Income taxes payable                       162      (213)
                                         --------   -------
  Net change in non-cash working capital $(16,133)  $(5,037)
                                         ========   =======


6. Reclamation and Environmental Remediation

The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment and believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Company has, and expects to in the future, comply with such laws and regulations, including making all required expenditures.

Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities, using the unit of production method, based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as new information becomes available.


7.  Reconciliation to United States Generally Accepted Accounting Principles

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                               Three months ended
                                                    March 31
                                                1996        1995
                                              ------       ------
Net income in accordance with Canadian GAAP   $1,356         $3,503

Adjustments:
  Depreciation and amortization                 (716)        (942)
  Income taxes                                   251           --
                                              ------       ------
Net income in accordance with U.S. GAAP         $891       $2,561
                                              ======       ======
Earnings per share in accordance with U.S. GAAP:$0.01          $0.02
                                               =====        =====

The effects on the balance sheets of the Company at March 31, prepared in accordance with U.S. GAAP, are:

                                                      March 31
                                                   1996        1995
                                                   ----        ----
Increase (decrease):
  Property, plant and equipment                $(12,510)    $(7,103)
  Prepaid expenses (pension asset)                $(359)         --
  Deferred income taxes                            $251          --
  Retained earnings                            $(12,618)    $(7,103)


8. Acquisition of Geddes Resources Limited, El Condor Resources Ltd. and St. Philips Resources Inc.

On January 11, 1996, the Company acquired all of the outstanding shares of Geddes Resources Limited ("Geddes"), El Condor Resources Ltd. ("El Condor") and St. Philips Resources Inc. ("St. Philips") not already owned by the Company pursuant to a series of signed agreements (the "Plan of Arrangement") on the following terms:

Geddes:        0.30 shares of the Company for each share of Geddes.
El Condor:     0.95 shares of the Company plus $2.00 cash for each share of
                 El Condor.
St. Philips:   $3.40 cash for each share of St. Philips.

The Company issued 19,011,883 common shares and paid approximately $56 million in cash pursuant to the Plan of Arrangement. The January 11, 1996 closing price on The Toronto Stock Exchange for the Company's common shares was $6.00. This price was used to value the common shares issued under the Plan of Arrangement.

As at December 31, 1995, the Company's investment in Geddes, El Condor and St. Philips amounted to approximately $26.9 million and was included in long-term investments.

The following outlines the details of the purchase price and its allocation to the assets and liabilities acquired:

                                           El       St.
                                Geddes   Condor   Philips    Total
                                 --------  -------   -------  --------

Purchase price:
   Cash paid, including
     open market purchases    $  3,220  $ 34,222  $ 38,562  $ 76,004
   Issue of common shares       37,650    76,421        --   114,071
                              --------  --------  --------  --------
                                40,870   110,643    38,562   190,075
  Initial carrying value
    of Geddes                    9,192        --        --     9,192
  Transaction and other costs    2,290       680       679     3,649
                              --------  --------  --------  --------
                                52,352   111,323    39,241   202,916
  Cash and cash equivalents
    acquired from companies       (561)       (1)     (378)     (940)
                              --------  --------  --------  --------
Total                         $ 51,791  $111,322  $ 38,863  $201,976
                              ========  ========  ========  ========

Allocated to:
   Property, plant and
     equipment                $ 52,101  $112,087  $ 39,015  $203,203
   Other assets                     31       151         9       191
   Total liabilities              (341)     (916)     (161)   (1,418)
                              --------  --------  --------  --------
Total                         $ 51,791  $111,322  $ 38,863  $201,976
                              ========  ========  ========  ========

These transactions were linked to the resolution of the claim for compensation from the Government of British Columbia (the "B.C. Government") which, in 1993, appropriated the Windy Craggy property from Geddes and declared the area a provincial park. Under the terms of an agreement among the B.C. Government, the Company and Geddes, the B.C. Government has agreed to an economic assistance package and compensation valued at $166 million. The majority of these funds are payable to the Company over the next three years.

The following shows pro forma what the results of operations would have been if the acquisition had occurred at the beginning of the period:

                                             Three months ended
                                                   March 31
                                              1996           1995
                                              ----           ----

Revenue                                    $51,049        $47,386
Net income                                  $1,356         $2,421

Earnings per share - basic                   $0.01          $0.02
Earnings per share - fully diluted           $0.01          $0.02

On April 29, 1996, the Company received the Project Approval Certificate (formerly known as the Mine Development Certificate) for the Kemess South Project, from the B.C. Government following resolution of permitting matters. The Kemess gold-copper project in north central British Columbia is scheduled to commence production in April 1998. The mineable ore reserves at year-end 1995 contained approximately 4.1 million ounces of gold and one billion pounds of copper.

The Company is moving ahead with the development and construction of this project. Engineering on the project is estimated to be 30% complete. Construction contracts for the plant and infrastructure facilities are expected to be awarded in the next few weeks. Construction on the project will commence in early June.

The capital cost of the Kemess project has been estimated at $390 million, including contingency and start-up costs. Financing for the Kemess project will include $166 million by way of an economic assistance and compensation package from the B.C. Government. The Company's wholly-owned subsidiary, Kemess Mines Inc. (formerly known as Geddes Resources Limited) received the first of two equal compensation payments of $14.5 million in April 1996, the final payment being due in April 1997. The Company will fund the balance of the capital cost from cash in treasury, future operating cash flow and debt. The Company does not plan to issue any new equity in connection with this project.

The Company will apply for and seek to obtain all necessary statutory permits, licences, approvals and other authorizations as project development continues.


9.  Acquisition of Consolidated Professor Mines Limited

On February 5, 1996, the Company made a public offer to purchase all of the outstanding common shares of Consolidated Professor Mines Limited ("Consolidated Professor") at a cash price of $0.80 per share for a total purchase price of approximately $16 million. At March 31, 1996, the Company had purchased approximately 17.4 million shares for a total price of $13.3 million. After two extensions of the offer, the Company announced on April 29, 1996, that more than 90% of the issued and outstanding common shares of Consolidated Professor had been tendered to its offer. The Company has taken up all the shares tendered and will acquire all remaining shares in accordance with compulsory acquisition procedures.

The acquisition is part of the Company's strategic plan to increase ore reserves and production at its Ontario Division. Consolidated Professor has a 100% interest in the Duport Gold Project in the Kenora mining district in northwest Ontario. The Company intends to review production plans and continue the mining permitting process.


10. Credit Line

The Company entered into a $28 million unsecured, revolving line of credit with a major Canadian bank in the first quarter. This line will be used as necessary to finance working capital for current operations. At March 31, 1996, no amounts were outstanding under this facility.


11. Capital Stock

(a) Changes in capital

                                              Number of
                                                shares         Amount
                                             -----------      --------
Balance, December 31, 1994                   114,494,747      $247,362
Exercise of warrants - Series 2                4,475,300        14,545
Issued for share purchase options                  6,667             6
Share issue and other related costs                   --           (45)
                                             -----------      --------
Balance, March 31, 1995 issued and
  outstanding                                118,976,714      $261,868
                                             ===========      ========

Balance, December 31, 1995                   121,043,530      $270,811
Issued to acquire Geddes and El
  Condor (See note 8)                         19,011,883       114,071
Issued for share purchase options                 50,000           110
Share issue and other related costs                   --          (181)
                                             -----------      --------
Balance, March 31, 1996 issued and
  outstanding                                140,105,413       384,811
Conmpany shares held by Witteck Development
  Inc. (see note 11(b))                       (1,924,816)       (8,854)
                                             -----------      --------
Balance, March 31, 1996 for financial
  reporting purposes                         138,180,597      $375,957
                                             ===========      ========

(b) Company shares held by Witteck Development Inc.

During 1995, the Board of Directors and the shareholders approved the acquisition of all of the shares of Witteck Development Inc. ("Witteck") whose sole asset is an investment in the Company of 1,924,816 shares. This investment has been recorded as a reduction of capital stock on the balance sheet. Consequently, the shares of the Company that are held by Witteck have been excluded from the determination of earnings per share information.

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations
- ---------------------

The Company recorded net income of $1.4 million ($0.01 per share) for the first quarter of 1996, compared to net income of $3.5 million ($0.03 per share) during the same period in 1995. Significantly lower interest income after the completion of the purchase of Geddes, El Condor and St. Philips in January 1996 was mainly responsible for the lower net income in the first quarter of 1996.

Revenues

Revenues from the sale of gold increased 8% to $51.0 million during the first quarter of 1996 compared to $47.4 million in the same period of 1995. A 9% increase in the average realized price of US$423 per ounce in the first quarter 1996 compared to US$387 in 1995, together with a 1.4% increase in production to 88,196 oz. (86,960 oz. in 1995) accounted for this increase. These increases were partially offset by a strengthening in the Canadian dollar from US$0.71
(1995) to US$0.73 (1996) which reduced revenue by $1.3 million in the first quarter 1996 compared to 1995.

The following table sets forth the Company's gold production, average realized price and average cash production cost for the period indicated.

                                                                   Three months ended
                                                                             March 31
                                                                   1996      1995
                                                            ======== ========
Gold production (oz.)

Northwest Territories Division
  -  Giant Mine                                              21,661    21,133
  -  Colomac Mine                                            28,799    29,375

Ontario Division                                             23,197    18,000

Newfoundland Division                                        14,539    18,452
                                                           --------  --------
                                                             88,196    86,960
                                                           ========  ========

Average spot price (US$/oz.)                                  $ 400     $ 379
Average realized price (US$/oz.)                              $ 423     $ 387

Cash cost (Cdn.$/oz.)                                         $ 477     $ 507
Cash cost (US$/oz.)                                           $ 348     $ 360


The increase in production at the Ontario Division is mainly attributable to the production from the Nighthawk Mine which commenced operation in late 1995. The decrease at Newfoundland resulted from the fact that the mill was temporarily shut down in March for two months as planned. Mining operations continued during this period and ore was stockpiled. This shutdown not only enabled the Company to reduce operating costs but will allow the mill to operate more efficiently for the balance of 1996. The mill resumed operations May 1 and all ore stockpiled during the shutdown is expected to be milled by year-end 1996.

Other Income

Interest and other income decreased to $1.3 million in the first quarter of 1996 compared to $5.8 million in the same period in 1995. The acquisition of Geddes, El Condor, St. Philips and Consolidated Professor, and capital expenditures in the last three quarters of 1995 significantly reduced cash balances available for investment in the first quarter of 1996 compared to 1995.

Expenses

Cash operating costs decreased 4.6% from $44.1 million in the first quarter of 1995 to $42.0 million in 1996. This decrease was mainly attributable to the shutdown of the Hope Brook Mill in the month of March 1996. Mining costs incurred during March at the Hope Brook Mine have been deferred and will be charged to operating costs as the ore mined during the shutdown is milled during the balance of 1996. Operating costs on a per ounce basis decreased 3.3% from US$360 in the first quarter of 1995 to US$348 in 1996. This decrease reflects the strict cost controls implemented in the first quarter of 1996 and steps taken to reduce the average cash cost per ounce from US$358 in 1995 to US$306 for the year ending December 31, 1996. At the end of the first quarter 1996, the Company remains on target to achieve this goal.

Royalties and marketing expenses increased in the first quarter of 1996 as the royalty at the Hope Brook Mine is payable when the average spot price of gold exceeds US$380. Spot price of gold averaged US$400 in the first quarter of 1996
(US$379 -- 1995).

Administrative and corporate expenses increased to $2.1 million in the first quarter of 1996 compared to $1.6 million in 1995. This increase relates partly to increases in capital taxes as a result of the issue of new shares in 1995 pursuant to the exercise of warrants and in 1996 as a result of the acquisition of Geddes and El Condor. The increase is also attributable to timing differences as certain expenses were incurred in the first quarter of 1996 whereas those similar expenses were incurred in the second quarter of 1995.
This difference is expected to be reversed in the second quarter of 1996.

Depreciation and amortization increased from $3.3 million in the first quarter of 1995 to $5.2 million in 1996. Increases in capital assets and deferred mining costs over the past several years, combined with adjustments to mineral inventory on specific properties, such as Hope Brook, have led to these increases. Depreciation and amortization of the Nighthawk Mine assets and deferred development costs commenced in the first quarter of 1996.

Exploration expenses increased from $0.1 million in the first quarter of 1995 to $1.0 million in 1996. The Company has been evaluating its exploration projects as part of its overall strategic plan and to the extent that certain exploration costs are not determined to be recoverable due to a lack of expected mineralized material or otherwise, exploration costs have been expensed.

Income taxes

Income before taxes decreased from $3.9 million in the first quarter of 1995 to $2.2 million in the same period in 1996. Income taxes, however, increased from $0.3 million in the first quarter of 1995 to $0.9 million in 1996.

Provision for income taxes for the first quarter of 1996 included a provision for deferred taxes of $0.5 million (nil -- 1995). The balance of the Company's unrecognized deferred income tax assets is decreasing and, based on forecasted income for the year ended December 31, 1996, the Company expects to report a deferred tax provision for the year. Accordingly, an accrual for deferred taxes has been made for the first quarter of 1996.

Liquidity and capital resources
- -------------------------------

Cash flow before changes in non-cash working capital in the first quarter of 1996 remained unchanged from 1995. The decrease in net income in the first quarter of 1996 was offset by increased depreciation and amortization in the same period.

Changes to non-cash working capital are set out in Note 5 to the Consolidated
Financial Statements. The increase in stores and operating supplies inventory resulted from the need to bring in up to one year's supply of operating and maintenance materials over a winter road to the Colomac mine site during the first quarter. Due to the remote nature of the Colomac Mine, the most effective way to manage the stores and operating supplies inventory is to transport them over a winter ice road from January to March. The freight costs associated with this inventory have been included in the cost of the inventory and will be expensed throughout the year as the inventory is utilized.

Cash and short-term investments decreased to $41.1 million at the end of the first quarter of 1996 compared to $142.4 million at December 31, 1995. The majority of this decrease was as a result of the acquisition of Geddes, El
Condor and St. Philips (See Note 8 to Consolidated Financial Statements) as well as the cost of shares of Consolidated Professor acquired in the first quarter of 1996 (See Note 9 to Consolidated Financial Statements).

The capital cost of the Kemess project has been estimated at $390 million, including contingency and start-up costs. Financing for the Kemess project will include $166 million by way of an economic assistance and compensation package from the B.C. Government. The Company's wholly-owned subsidiary, Kemess Mines
Inc. (formerly known as Geddes Resources Limited) received the first of two equal compensation payments of $14.5 million in April 1996, the final payment being due in April 1997. The Company will fund the balance of the capital cost from cash in treasury, future operating cash flow and debt. The Company does not plan to issue any new equity in connection with this project.


The Company expects that its current cash position, the B.C. Government compensation and economic assistance program (See Note 8 to Consolidated
Financial Statements), the cash flow from existing operations and borrowings, where necessary, will be sufficient to fund its capital expenditure programs in 1996.

In the first quarter of 1996, the Company entered into a $28 million unsecured revolving line of credit with a major Canadian bank. This line will be used as necessary to finance working capital for current operations. At March 31, 1996, no amounts were outstanding under this facility.
PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27. Financial Data Schedule.

     (b)  Reports on Form 8-K.

          (1) A report on Form 8-K was filed on March 28, 1996, regarding the acquisition of Geddes Resources Limited, El Condor Resources
               Ltd. and St. Philips Resources Inc., including audited financial statements as of and for the year ended December 31, 1994, incorporated by reference from the Joint Management
               Proxy Circular dated September 1, 1995, unaudited financial statements as of and for nine months ended September 30, 1995, and Royal Oak pro forma financial statements as of and for the year ended December 31, 1994 and nine months ended September
               30, 1995.
               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROYAL OAK MINES INC.


Date: May 14, 1996                 By /s/ Margaret K. Witte
                                   ------------------------
                                   Margaret K. Witte
                                   President and Chief
                                   Executive Officer

Date: May 14, 1996                 By /s/ James H. Wood
                                   ------------------------
                                   James H. Wood
                                   Chief Financial Officer


                              EXHIBIT INDEX

Exhibit                                           Method of Filing
- -------                                           ----------------
27.       Financial Data Schedule                 Filed herewith
