Form 10-Q/A
period 1996-03-31
ROYAL OAK MINES INC
filed 1996-07-18
CIK 41304

================================================================================
================================================================================

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-Q/A

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

Signatures............................................................

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


7.  Reconciliation to United States Generally Accepted Accounting Principles

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                               Three months ended
                                                    March 31
                                                1996        1995
                                              ------       ------
Net income in accordance with Canadian GAAP   $1,356       $3,503

Adjustments:
  Depreciation and amortization                 (716)        (942)
  Income taxes                                   251           --
                                              ------       ------
Net income in accordance with U.S. GAAP         $891       $2,561
                                              ======       ======
Earnings per share in accordance with U.S. GAAP:$0.01       $0.02
                                               =====        =====

The effects on the balance sheets of the Company at March 31, prepared in accordance with U.S. GAAP, are:

                                                      March 31
                                                   1996        1995
                                                   ----        ----
Increase (decrease):
  Property, plant and equipment                $ 66,995     $(7,103)
  Prepaid expenses (pension asset)                $(359)         --
  Deferred income taxes                        $ 79,254          --
  Retained earnings                            $(12,618)    $(7,103)
<R/>

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
                              ========  ========  ========  ========



These transactions were linked to the resolution of the claim for compensation from the Government of British Columbia (the "B.C. Government") which, in 1993, appropriated the Windy Craggy property from Geddes and declared the area a provincial park. Under the terms of an agreement among the B.C. Government, the Company and Geddes, the B.C. Government has agreed to an economic assistance package and compensation valued at up to $166 million. The majority of these funds are payable to the Company over the next three years.
<R/>
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



On April 29, 1996, the Company received the Project Approval Certificate (formerly known as the Mine Development Certificate) for the Kemess South Project, from the B.C. Government following resolution of environmental assessment matters. The Kemess gold-copper project in north central British Columbia is scheduled to commence production in April 1998. The mineable ore reserves at year-end 1995 contained approximately 4.1 million ounces of gold and one billion pounds of copper.

The Company is moving ahead with the development and construction of this project. Engineering on the project is estimated to be 30% complete. Construction contracts for the plant and infrastructure facilities are expected to be awarded in the next few weeks. Construction on the project will commence in early July.

The capital cost of the Kemess project has been estimated at $390 million, including contingency and start-up costs. Financing for the Kemess project will include up to $166 million by way of an economic assistance and compensation package from the B.C. Government. The Company's wholly-owned subsidiary, Kemess Mines Inc. (formerly known as Geddes Resources Limited) received the first of two equal compensation payments of $14.5 million in April 1996, the final payment being due in April 1997. The Company will fund the balance of the capital cost from cash in treasury, future operating cash flow and debt. The Company does not plan to issue any new equity in connection with this project.

The Company will apply for and seek to obtain all necessary permits, licences, approvals and other authorizations as project development continues.
<R/>

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

The acquisition is part of the Company's strategic plan to increase ore reserves and production at its Ontario Division. Consolidated Professor has a 100% interest in the Duport Gold Project in the Kenora mining district in northwest Ontario. The Company intends to review production plans and continue the mine permitting process.
<R/>

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

                              ROYAL OAK MINES INC.

Date: July 18, 1996                By /s/ Margaret K. Witte
                                   ------------------------
                                   Margaret K. Witte
                                   President and Chief
                                   Executive Officer

Date: July 18, 1996                By /s/ James H. Wood
                                   ------------------------
                                   James H. Wood
                                   Chief Financial Officer