Form 10-Q
period 1996-06-30
ROYAL OAK MINES INC
filed 1996-08-05
CIK 41304

===============================================================================
================================================================================

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

Common shares outstanding as of July 31, 1996 was 140,244,029. This includes 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and may not be voted, and are not considered outstanding for accounting matters, including earnings per share calculations.

================================================================================
================================================================================


                                        INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION........................................        *

Item 1.   Consolidated Financial Statements of Royal Oak Mines Inc.
           and Subsidiaries (All statements are unaudited except for the December 31, 1995 Consolidated Balance Sheet, which has been audited.)

           Consolidated Balance Sheets - June 30, 1996 and
             December 31, 1995........................................        *

           Consolidated Statements of Income - Three and Six Months Ended
             June 30, 1996 and 1995...................................        *

           Consolidated Statements of Cash Flow - Three and Six Months Ended
             June 30, 1996 and 1995...................................        *

          Notes to Consolidated Financial Statements (unaudited)......        *

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................        *

PART II - OTHER INFORMATION...........................................        *

Item 2.   Submission of Matters to a Vote of Security Holders.........        *

Item 6.   Exhibits and Reports on Form 8-K............................        *

Signatures............................................................        *

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars.


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

All tabular amounts are in thousands of Canadian dollars, except as indicated. (see Notes 1 and 7).


                             Consolidated Balance Sheets
                              (unaudited - Cdn$ 000's)
                                                            June 30 December 31
                                                               1996        1995
                                                           ======== ===========
ASSETS
Current Assets
  Cash and cash equivalents                                $ 14,797    $139,410
  Short-term investments                                     24,886       2,971
  Receivables                                                 7,505       7,138
  Inventories (note 4)                                       72,829      46,136
  Prepaid expenses                                            8,525       5,620
                                                           --------    --------
       Total Current Assets                                 128,542     201,275
Property, Plant and Equipment, net                          435,690     191,381
Long-Term Investments                                        15,886      36,307
                                                           --------    --------
TOTAL ASSETS                                               $580,118    $428,963
                                                           ========    ========

LIABILITIES
Current Liabilities
  Accounts payable                                         $  9,585     $13,640
  Accrued payroll                                             3,870       5,267
  Current portion of deferred revenue                        16,491       4,523
  Income taxes payable                                        3,751       3,350
  Other current liabilities                                  23,537      15,654
                                                           --------     -------
       Total Current Liabilities                             57,234      42,434
Deferred Revenue                                             38,318      25,188
Other Liabilities                                            17,397      15,612
Deferred Income Taxes                                         7,070       5,064
Minority Interest in Subsidiary Companies                       140         170
                                                           --------    --------
TOTAL LIABILITIES                                           120,159      88,468
                                                           --------    --------
SHAREHOLDERS' EQUITY
Capital Stock (note 11)
  Common stock
   Authorized - unlimited
   Outstanding - 138,218,430 (Dec. 31, 1995 - 119,118,714)  376,316     261,957
Retained Earnings                                            83,643      78,538
                                                           --------    --------
TOTAL SHAREHOLDERS' EQUITY                                  459,959     340,495
                                                           --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $580,118    $428,963
                                                           ========    ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                          Consolidated Statements of Income
                  (unaudited - Cdn$ 000's except per share amounts)

                                             Three months ended    Six months ended
                                                   June 30             June 30
                                             ------------------  ------------------
                                                 1996      1995      1996      1995
                                             ========  ========  ========  ========
REVENUE                                      $ 54,797  $ 53,453  $105,846  $100,839
                                             --------  --------  --------  --------

EXPENSES
  Operating                                    39,354    45,650    81,383    89,714
  Royalties and marketing                         846       889     1,408     1,108
  Administrative and corporate                  2,712     3,323     4,861     4,945
  Depreciation and amortization                 6,131     2,988    11,366     6,270
  Exploration                                   1,449       141     2,409       254
  Recovery of loss on foreign currency
    contracts                                    (209)   (3,772)     (976)   (3,772)
                                             --------  --------  --------  --------
     Total operating expenses                  50,283    49,219   100,451    98,519
                                             --------  --------  --------  --------
OPERATING INCOME                                4,514     4,234     5,395     2,320

Interest and other income, net (note 3)         1,119     6,357     2,462    12,135
                                             --------  --------  --------  --------
NET INCOME BEFORE UNDERNOTED                    5,633    10,591     7,857    14,455

  Income and mining taxes - current              (368)     (653)     (723)     (969)
  Income and mining taxes - deferred           (1,466)       --    (2,006)       --
  Minority interest                               (80)        9       (53)        9
  Equity in income (loss) of associated
    companies                                      30      (199)       30      (244)
                                             --------  --------  --------  --------
NET INCOME                                      3,749     9,748     5,105    13,251
RETAINED EARNINGS - BEGINNING OF PERIOD        79,894    58,872    78,538    55,369
                                             --------  --------  --------  --------
RETAINED EARNINGS - END OF PERIOD            $ 83,643  $ 68,620  $ 83,643  $ 68,620
                                             ========  ========  ========  ========
EARNINGS PER SHARE                              $0.03     $0.08     $0.04     $0.11
                                             ========  ========  ========  ========
Weighted average number of
  common shares outstanding (000's)           138,196   119,021   135,006   116,754
                                             ========  ========  ========  ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                       Consolidated Statements of Cash Flow
                             (unaudited - Cdn$ 000's)
                                             Three months ended   Six months ended
                                                   June 30             June 30
                                             ------------------  ------------------
                                                 1996      1995      1996      1995
                                             ========  ========  ========  ========
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Consolidated net income for the period     $  3,749  $  9,748  $  5,105  $ 13,251
  Items not affecting cash:
     Depreciation and amortization              6,131     2,988    11,366     6,270
     Deferred income tax                        1,466        --     2,006        --
     Recovery of loss on foreign currency
       contracts                                 (209)   (3,772)     (976)   (3,772)
     Other                                         51       596       169       235
                                             --------  --------  --------  --------
CASH FLOW                                      11,188     9,560    17,670    15,984
Net change in non-cash working capital
  (note 5)                                    (10,999)   (3,265)  (27,132)   (8,302)
                                             --------  --------  --------  --------
Net cash provided by (used in) operating
  activities                                      189     6,295    (9,462)    7,682
                                             --------  --------  --------  ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Increase in deferred revenue, net            19,112    2,267     25,097     6,692
  Issue of common shares (note 11)                359       69    114,359    14,575
  Other                                           994      (74)     2,424      (146)
                                             --------  -------  ---------  --------
Net cash provided by financing activities      20,465    2,262    141,880    21,121
                                             --------  -------  ---------  --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Investment in Kemess capital assets through
    purchase of companies (note 8)                 --        --  (201,976)       --
  Decrease in long-term investments (note 8)       --        --    26,882        --
  Investment in capital assets through
    purchase of Consolidated Professor Mines
    Limited (note 9)                           (2,592)       --   (15,844)       --
  Investment in other capital assets, net     (12,788)   (9,591)  (32,216)  (17,288)
  Investment in exploration and
    non-producing properties, net              (3,626)   (3,432)   (5,692)   (5,655)
  Change in other assets                       (3,027)   (1,364)   (6,270)   (1,684)
                                             --------  --------  --------  --------
Net cash used in investing activities         (22,033)  (14,387) (235,116)  (24,627)
                                             --------  --------  --------  --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS DURING PERIOD                    (1,379)   (5,830) (102,698)    4,176
CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                          41,062   188,943   142,381   178,937
                                             --------  --------  --------  --------
CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                  $ 39,683  $183,113  $ 39,683  $183,113
                                             ========  ========  ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                $     47  $     44  $     86  $     96
     Income taxes                            $    175  $    110  $    530  $    426

Cash consists of cash and short-term investments.

The accompanying notes are an integral part of the Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
    (tabular amounts in thousands of Canadian dollars unless otherwise stated)

1.  Interim Financial Statements Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 7. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1995.

The calculations of net earnings per share are based upon the weighted average number of common shares of the Company outstanding during each period (except as set forth in Note 11(b)). When outstanding convertible instruments materially dilute earnings per share, fully diluted earnings per share are disclosed.


2.  Presentation

Certain amounts for 1995 have been reclassified to conform with the current year's presentation.


3.  Interest and other income, net
                                   Three months ended  Six months ended
                                        June 30            June 30
                                   ------------------  ----------------
                                     1996        1995    1996      1995
                                   ------      ------  ------   -------
   Interest income                 $  336      $2,470  $1,360   $ 4,988
   Gain on sale of securities and
    other                             783       3,887   1,102     7,147
                                   ------      ------  ------   -------
   Interest and other income, net  $1,119      $6,357  $2,462   $12,135
                                   ======      ======  ======   =======




4.  Inventories

                                           June 30    December 31
                                              1996           1995
                                           -------    -----------

  Bullion in process                       $20,879        $18,574
  Stores and operating supplies             51,950         27,562
                                           -------        -------
  Inventories                              $72,829        $46,136
                                           =======        =======

The increase in stores and operating supplies resulted from the need to bring in up to one year's supply of operating and maintenance materials over a winter road to the Colomac mine site during the first quarter. Due to the remote nature of the Colomac mine, the most effective way to manage the stores and operating supplies inventory is to transport them over a winter ice road from January to March. The freight costs associated with this inventory have been included in the cost of the inventory and will be charged to operations throughout the year as the inventory is utilized.


5.  Net change in non-cash working capital

                                   Three months ended   Six months ended
                                        June 30              June 30
                                   ------------------   ------------------
                                       1996      1995       1996      1995
                                   --------  --------   --------  --------
  Cash provided by (used in):
   Receivables                     $    (96) $  1,763   $   (366) $  1,727
   Inventories                        1,733    10,368    (26,693)  (14,670)
   Prepaid expenses                  (2,059)   (1,198)    (2,904)   (1,819)
   Accounts payable, accrued payroll
     and other current liabilities  (10,815)  (15,461)     2,431     5,410
   Income taxes payable                 238     1,263        400     1,050
                                   --------  --------   --------  --------
  Net change in
     non-cash working capital      $(10,999) $(3,265)   $(27,132) $ (8,302)
                                   ========  ========   ========  ========


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

Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities, using the unit-of-production method, based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as new information becomes available.


7.  Reconciliation to United States Generally Accepted Accounting Principles

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                        Three months ended  Six months ended
                                              June 30            June 30
                                        ------------------  ----------------
                                           1996       1995     1996     1995
                                        -------    -------  -------  -------
Net income in accordance
  with Canadian GAAP                    $ 3,749    $ 9,748  $ 5,105  $13,251

Adjustments:
  Depreciation and amortization          (1,517)    (2,547)  (2,233)  (3,489)
  Income taxes                              531        --       782      --
                                        -------    -------  -------  -------
Net income in accordance with U.S. GAAP $ 2,763    $ 7,201  $ 3,654  $ 9,762
                                        =======    =======  =======  =======
Earnings per share
  in accordance with U.S. GAAP            $0.02      $0.06    $0.03    $0.08
                                          =====      =====    =====    =====

The effects on the balance sheets of the Company at June 30, prepared in accordance with U.S. GAAP, are:

                                                         June 30
                                                  --------------------
                                                      1996        1995
                                                  --------    --------
Increase (decrease):
  Property, plant and equipment                   $ 66,877    $ (9,650)
  Prepaid expenses (pension asset)                $   (359)        --
  Deferred income taxes                           $ 80,122         --
  Retained earnings                               $(13,604)   $ (9,650)

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the six months ended June 30, 1996, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of Geddes Resources Limited, El Condor Resources Ltd., St. Philips Resources Inc. and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $80.9 million as of June 30, 1996.


8. Acquisition of Geddes Resources Limited, El Condor Resources Ltd. and St. Philips Resources Inc.

On January 11, 1996, the Company acquired all of the outstanding shares of Geddes Resources Limited ("Geddes"), El Condor Resources Ltd. ("El Condor") and St. Philips Resources Inc. ("St. Philips") not already owned by the Company pursuant to an arrangement agreement (the "Plan of Arrangement") on the following terms:

Geddes:        0.30 shares of the Company for each share of Geddes.
El Condor:     0.95 shares of the Company plus $2.00 cash for each share of
                 El Condor.
St. Philips:   $3.40 cash for each share of St. Philips.

As a result of these transactions, the Company issued 19,011,883 common shares of the Company and paid approximately $56 million in cash pursuant to the Plan of Arrangement. The January 11, 1996 closing price on The Toronto Stock Exchange for the Company's common shares was $6.00. This price was used to value the common shares of the Company issued under the Plan of Arrangement. At the time of acquisition, St. Philips, with its wholly owned subsidiary, and El Condor jointly owned the Kemess South property. El Condor owned 100% of the Kemess North property.

As at December 31, 1995, the Company's investment in Geddes, El Condor and St. Philips amounted to approximately $26.9 million and was included in long-term investments.

The following outlines the details of the purchase price and its allocation to the assets and liabilities acquired:

                                            El       St.
                                Geddes    Condor   Philips    Total
                              --------  --------  --------  --------
Purchase price:
   Cash paid, including
     open market purchases    $  3,220  $ 34,222  $ 38,562  $ 76,004
   Issue of common shares       37,650    76,421        --   114,071
                              --------  --------  --------  --------
                                40,870   110,643    38,562   190,075
  Initial carrying value
    of Geddes                    9,192        --        --     9,192
  Transaction and other costs    2,290       680       679     3,649
                              --------  --------  --------  --------
                                52,352   111,323    39,241   202,916
  Cash and cash equivalents
    acquired from companies       (561)       (1)     (378)     (940)
                              --------  --------  --------  --------
Total                         $ 51,791  $111,322  $ 38,863  $201,976
                              ========  ========  ========  ========

Allocated to:
   Property, plant and
     equipment                $ 52,101  $112,087  $ 39,015  $203,203
   Other assets                     31       151         9       191
   Total liabilities              (341)     (916)     (161)   (1,418)
                              --------  --------  --------  --------
Total                         $ 51,791  $111,322  $ 38,863  $201,976
                              ========  ========  ========  ========

These transactions were linked to the resolution of the claim by Geddes for compensation from the Government of British Columbia (the "B.C. Government") which, in 1993, declared the area, including the Windy Craggy property, a provincial park. Under the terms of an agreement among the B.C. Government, the Company and Geddes, the B.C. Government has agreed to an economic assistance and investment package and to compensation valued, in the aggregate, at up to $166 million. The majority of these funds are payable to the Company over the next three years.

The following shows pro forma what the results of operations would have been if the acquisition had occurred at the beginning of the period:



                                         Six months ended
                                              June 30
                                        ------------------
                                            1996      1995
                                        --------  --------

Revenue                                 $105,846  $100,839
Net income                              $  5,105  $ 10,976

Earnings per share - basic                 $0.04     $0.08
Earnings per share - fully diluted         $0.04     $0.08


On April 29, 1996, the Project Approval Certificate (formerly known as the Mine Development Certificate) for the Kemess South Project was received from the B.C. Government following resolution of provincial environmental assessment matters. Federal approval under the Environmental Assessment Act (Canada) and the Fisheries Act (Canada) is expected shortly and will facilitate completion of all infrastructure impacting on viable lakes and streams in the project area. The Kemess South gold-copper project in north central British Columbia is scheduled to commence production in the first half of 1998. The mineable ore reserves at year-end 1995 at Kemess contained approximately 4.1 million ounces of gold and one billion pounds of copper.

The Company is proceeding with the development and construction of the Kemess South project. Engineering on the project is estimated to be 65% complete. Certain of the construction contracts for the plant and infrastructure facilities have been awarded and the remainder are expected to be awarded in the next few months. Construction on the project commenced in early July. As of July 31, 1996, approximately $122.0 million has been committed on the project.

The capital cost of the Kemess South project has been estimated at $390 million, including contingency and start-up costs, but excluding the cost of acquisition of the property. Financing for the Kemess South project will include up to $166 million by way of an economic assistance and investment package and compensation from the B.C. Government. The Company's wholly owned subsidiary, Kemess Mines Inc. (formerly Geddes Resources Limited) has already received the first of two equal payments of compensation from the B.C. Government in the sum of $14.5 million in April 1996, the final compensation payment being due in April 1997. The Company will fund the balance of the capital cost from cash in treasury, future operating cash flow and debt. At this time, the Company has no plans to issue any new equity in connection with this project.

The Company will apply for and seek to obtain all necessary permits, licences, approvals and other authorizations for the Kemess South project as project development continues.


9.  Acquisition of Consolidated Professor Mines Limited

On February 5, 1996, the Company made a public offer to purchase all of the outstanding common shares of Consolidated Professor Mines Limited ("Consolidated Professor"), consisting of approximately 20 million common shares, at a cash price of $0.80 per share. By June 30, 1996, the Company had purchased all shares tendered and acquired all remaining shares in accordance with compulsory acquisition procedures, for a total purchase price of $16.2 million. The purchase price, net of cash acquired on the acquisition of $0.3 million, has been assigned as follows:

  Capital assets                             $15.8 million
  Miscellaneous net assets                     0.1 million
                                             -----
  Purchase price, net of cash acquired       $15.9 million
                                             =====

The acquisition is part of the Company's strategic plan to increase ore reserves and production at its Ontario Division. Consolidated Professor has a 100% interest in the Duport Gold Project in the Kenora mining district in northwestern Ontario. The Company intends to review production plans and continue the mine permitting process initiated by the former owners of Consolidated Professor.


10. Credit Line

The Company entered into a $28 million unsecured, revolving line of credit with a major Canadian bank in the first quarter of 1996. This line will be used as necessary to finance working capital for current operations. At June 30, 1996, no amounts were outstanding under this facility.


11. Capital Stock

(a) Changes in capital
                                              Number of
                                                shares         Amount
                                             -----------      --------
Balance, December 31, 1994                   114,494,747      $247,362
Exercise of warrants - Series 2                4,475,300        14,545
Issued for share purchase options                 50,667            78
Share issue and other related costs                   --           (48)
                                             -----------      --------
Balance, June 30, 1995 issued and
  outstanding                                119,020,714      $261,937
                                             ===========      ========

Balance, December 31, 1995                   121,043,530      $270,811
Issued to acquire Geddes and El
  Condor (See note 8)                         19,011,883       114,071
Issued for share purchase options                 87,833           288
                                             -----------      --------
Balance, June 30, 1996 issued and
  outstanding                                140,143,246       385,170
Company shares held by Witteck Development
  Inc. (see note 11(b))                       (1,924,816)       (8,854)
                                             -----------      --------
Balance, June 30, 1996 for financial
  reporting purposes                         138,218,430      $376,316
                                             ===========      ========

(b) Company shares held by Witteck Development Inc.

During 1995, the Board of Directors and the shareholders approved the acquisition of all of the shares of Witteck Development Inc. ("Witteck") whose sole asset is an investment in the Company of 1,924,816 common shares of the Company. This investment has been recorded as a reduction of capital stock on the balance sheet. Consequently, the common shares of the Company that are held by Witteck may not be voted and have been excluded from the determination of earnings per share information.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
- ---------------------

Revenue

Revenue from the sale of gold for the three months ended June 30, 1996 increased 3% to $54.8 million compared to the same period of 1995. In the second quarter of 1996, a 9% increase in the average realized price of US$439 per ounce of gold compared to US$401 in the same period in 1995 accounted for this increase. However, this increase was partially offset by a 6% decrease in production to 91,447 ounces (compared to 97,246 ounces in the second quarter of 1995) and a strengthening of the Canadian dollar from US$0.729 in the second quarter of 1995 to US$0.733 in the same quarter of 1996 which reduced revenue by approximately $0.2 million in the second quarter of 1996 compared to the same period in 1995.

Revenue from the sale of gold for the six months ended June 30, 1996 increased 5% to $105.8 million compared to the same period of 1995. In the year-to-date, a 9% increase in the average realized price of US$431 per ounce of gold compared to US$394 in the same period in 1995 accounted for this increase. However, this increase was partially offset by a 2% decrease in production to 179,643 ounces (compared to 184,206 ounces in the year-to-date 1995) and a strengthening of the Canadian dollar from US$0.720 in the six months ended June 30, 1995 to US$0.732 in the same period of 1996 which reduced revenue by approximately $1.6 million in the first six months of 1996 compared to the same period in 1995.

The increase in production at the Company's Ontario operations for the three months and the six months ended June 30, 1996 is mainly attributable to the production from the Nighthawk Mine which commenced operation in late 1995. The decrease in production at the Company's Newfoundland operations for the three months and the six months ended June 30, 1996 resulted from the fact that the Hope Brook Mill was temporarily shut down in March and April, as planned. Mining operations continued during this period and ore was stockpiled. This shutdown not only enabled the Company to reduce operating costs but also has allowed the mill to operate more efficiently for the balance of 1996. The Hope Brook Mill resumed operations on May 1 and all ore stockpiled during the shutdown is expected to be milled by the end of 1996.


Expenses

Operating costs decreased 14% from $45.7 million in the second quarter of 1995 to $39.4 million in the same period in 1996. Operating costs decreased 9% on a year-to-date basis from $89.7 million for the six months ended June 30, 1995 to $81.4 million for the same period in 1996. The decreases were mainly attributable to the planned shutdown of the Hope Brook Mill in the months of March and April 1996, but operations were recommenced May 1. Mining costs incurred during the planned shutdown at the Hope Brook Mine have been deferred and will be charged to operating costs as the ore mined during the shutdown is milled during the balance of 1996.

Cash operating costs on a per ounce basis decreased 8% from US$342 in the second quarter of 1995 to US$315 in the second quarter of 1996. For the year-to-date, the decrease was 6% from US$351 in the second quarter of 1995 to US$331 in the second quarter of 1996. These decreases reflect the cost controls implemented during 1996 and steps taken to reduce the average cash operating cost per ounce.

Royalties and marketing expenses remained relatively constant for the second quarter. However, on a year-to-date basis, these expenses have increased by $0.3 million mainly due to royalties on production from the Nighthawk Mine where substantial mining began in 1996.

Administrative and corporate expenses decreased to $2.7 million in the second quarter of 1996 from $3.3 million in the same period in 1995. This decrease was attributable to timing differences as certain expenses were incurred in the first quarter of 1996 whereas those similar expenses were incurred in the second quarter of 1995. For the six months ended June 30, 1996 and 1995, respectively, the administrative and corporate expenses were not significantly different.
This reflects a decrease in corporate expenses as a result of cost controls, offset by an increase in capital taxes pursuant to the exercise of warrants and as a result of the acquisitions of Geddes Resources Limited ("Geddes") and El Condor Resources Ltd. ("El Condor").

Depreciation and amortization increased from $3.0 million in the second quarter of 1995 to $6.1 million in the same period in 1996 and from $6.3 million in the first six months of 1995 to $11.4 million in the same period in 1996. Increases in capital assets and deferred mining costs over the past several years, combined with adjustments to mineral inventory on specific properties have led to these increases. Depreciation and amortization of the Nighthawk Mine assets and deferred development costs commenced in early 1996.

Exploration expenses increased from $0.1 million in the second quarter of 1995 to $1.4 million in the same period in 1996 and from $0.3 million in the first six months of 1995 to $2.4 million in the same period in 1996. The Company has been evaluating its exploration projects as part of its overall strategic plan and to the extent that certain exploration costs are determined not to be recoverable due to insufficient or lack of expected mineralized material or otherwise, exploration costs have been charged to operations.

Recovery of loss on foreign currency contracts resulted in a recovery of $0.2 million with respect to these contracts for the three months ended June 30, 1996 as a result of the strengthening of the Canadian dollar. The comparable recovery in the same period of 1995 was $3.8 million which reflected a large strengthening of the Canadian dollar compared to the U.S. dollar for that period. For the six months ended June 30, 1996 and 1995, respectively, the recovery balances were $1.0 million and $3.8 million. The Company's hedging strategies for foreign currency attempt to protect the Company from exchange rate fluctuations.

Operating income in the second quarter of 1996 increased to $4.5 million from $4.2 million in the second quarter of 1995 and in the first six months of 1996 increased to $5.4 million from $2.3 million in the first six months of 1995.


Interest and Other Income

Interest and other income decreased from $6.4 million in the second quarter of 1995 to $1.1 million in the same period in 1996. Interest and other income for the six month periods ended June 30, 1995 and 1996, respectively, were $12.1 million and $2.5 million. These decreases reflect the reduction of cash balances due to the acquisitions of Geddes, El Condor, St. Philips Resources Inc. ("St. Philips") and Consolidated Professor Mines Limited ("Consolidated Professor"), and capital expenditures in the last 12 months which, in total, have reduced investment income in 1996.


Income Taxes

Income taxes increased by $1.1 million from $0.7 million in the second quarter of 1995 to $1.8 million in the same period in 1996 while the increase was $1.7 million from $1.0 million in the six months ended June 30, 1995 to $2.7 million in the same period in 1996. The 1996 balances include a provision for deferred taxes of $1.5 million and $2.0 million for the three months and the six months ended June 30, 1996, respectively. No such provision for deferred taxes was required for 1995 because the Company had unrecognized deferred tax assets. However, the balance of the Company's unrecognized deferred tax assets has virtually been utilized such that an accrual for deferred income taxes is necessary for 1996.


Net Income

Net income for the second quarter of 1996 decreased by $6.0 million, or 62%, to $3.7 million from net income of $9.7 million during the same period in 1995.
Net income for the six months ended June 30, 1996 decreased by $8.2 million, or 62%, to $5.1 million from net income of $13.3 million during the same period in 1995. Significantly lower investment income after the completion of the purchases of Geddes, El Condor, St. Philips and Consolidated Professor, combined with a reduction of the Company's unrecognized deferred tax assets which have necessitated the accrual of deferred income taxes in 1996 were mainly responsible for the lower net income in the second quarter and the year-to-date.



Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $39.7 million compared to $41.1 million at March 31, 1996 and $142.4 million at December 31, 1995.


Operating Activities

Net cash provided by operating activities for the second quarter of 1996 was $0.2 million compared to $6.3 million in the same period in 1995. However, for the six months ended June 30, 1996, the net cash used amounted to $9.5 million compared to net cash provided by operating activities of $7.7 million in the first six months of 1995. These changes for the second quarter and the year-to-date reflected a reduction in interest and other income due to reduced cash balances as well as the impact of a seasonal increase in inventory net of an increase in current liabilities which financed much of this increase in inventory. (See Note 5 to the unaudited Consolidated Financial Statements).
The increase in inventory and current liabilities was attributable to the need to supply operating and maintenance materials to the Colomac Mine site over a winter ice road, as weather conditions permit. The change was more pronounced in 1996 compared to the prior year because management decided to transport more supplies over the winter ice road than to transport supplies during the year by airplane.


Financing Activities

Net cash provided by financing activities for the second quarter of 1996 was $20.5 million compared to $2.3 million in the same period in 1995. The higher cash provided in the 1996 period of $18.2 million compared to 1995 was mainly the result of the early settlement of forward contracts which the Company had at December 31, 1995. For the six months ended June 30, the net cash provided in 1996 amounted to $141.9 million compared to $21.1 million in 1995. This higher cash provided in 1996 resulted mainly from the issuance of share capital which generated proceeds of $114.0 million and the above-noted settlement of forward contracts in the second quarter. The issuance of shares was part of the consideration for the acquisition of the Kemess property. (See Note 8 to the unaudited Consolidated Financial Statements.)


Investing Activities

Net cash used in investing activities for the second quarter of 1996 was $22.0 million compared to $14.4 million in the same period in 1995. The higher use of cash in the 1996 period primarily reflected a higher investment in property, plant and equipment at the Company's current mines and development projects including $1.1 million for mining equipment related to the Pamour Mine open pit expansion, $6.0 million for the advanced exploration and development of the Red Mountain property and $7.9 million for the development of the Kemess property, among other items. The latter two investments were offset by an initial $14.5 million compensation payment received from the B.C. Government.

Net cash used in investing activities for the six months ended June 30, 1996 was $235.1 million compared to $24.6 million in the corresponding period in 1995. The Company completed the acquisition of the Kemess property in January 1996 for aggregate consideration of approximately $202.0 million. This included cash consideration of $87.8 million of which $26.9 million was incurred in prior periods in respect of open market purchases of shares of Geddes, El Condor and St. Philips. (See Note 8 to the unaudited Consolidated Financial Statements.) In addition, during the second quarter of 1996, the Company completed the acquisition of all of the shares of Consolidated Professor for total consideration of approximately $16.2 million. (See Note 9 to the unaudited Consolidated Financial Statements.) For the six months ended June 30, 1996, the Company had also invested $37.9 million on property, plant and equipment at its various mines and development projects including $5.1 million for mining equipment related to the Pamour Mine open pit expansion, $6.4 million for the advanced exploration and development of the Red Mountain property, $9.5 million for the development of the Kemess property and $22.6 million on mine site maintenance capital and development. The expenditures on the Red Mountain and Kemess properties were offset by an initial $14.5 million compensation payment received from the B.C. Government. Also during 1996, the Company made $6.3 million of additional investments in Mountain Minerals Co. Ltd. and Asia Minerals Corp., two strategic long-term investments. Asia Minerals Corp. has recently completed a private placement offering, the proceeds of which will provide funds to allow the company to pursue its ventures in China.


Capital Expenditures

The Company currently expects to spend $129 million for capital expenditures in 1996, of which approximately $45 million has been or is expected to be funded by the B.C. Government. Approximately $102 million of the total will be spent on various development projects. The balance of the budget will be used for exploration and sustaining capital for the Company's existing operations.

The Company expects that its current cash position, amounts available under the Credit Facility provided by a Canadian chartered bank, vendor financing, compensation from the B.C. Government and its investment and economic assistance package, the cash flow from existing operations and the proceeds of a debt financing will be sufficient to fund the Company's capital expenditure and exploration programs and ongoing operations until 1998, when the Kemess South project is expected to be brought into production and to generate sufficient cash flow to fund future growth.

PART II - OTHER INFORMATION

Item 2.   Submission of Matters to a Vote of Security Holders.

          (A) The Company's Annual and Special Meeting of Shareholders was held on May 17, 1996.

          (C) Three proposals were submitted for shareholder approval, all of which were passed with the following voting results:

               1) All seven of the Company's directors were re-elected to serve until the next annual meeting of shareholders, based on the votes as tabulated below:

                                                   Votes           Votes abstained
Nominee                       Votes for           withheld          or not voted
- ----------------------        ----------          --------         ---------------
Margaret K. Witte             79,962,831            60,442                 710,131

Ross F. Burns                 79,979,571            43,702                 710,131

William J.V. Sheridan         79,988,451            34,822                 710,131

J. Conrad Lavigne             79,947,612            75,661                 710,131

John L. May                   79,892,337           130,936                 710,131

George W. Oughtred            79,982,766            40,507                 710,131

Matthew Gaasenbeek            79,981,706            41,567                 710,131

                       2) The reappointment of Arthur Andersen & Co., Chartered Accountants, as independent auditors was approved with 80,137,100 votes for, 283,067 votes withheld and 313,237 votes abstaining or not voted.

                       3) The proposal to approve stock options granted to senior officers and directors of the Company was approved with 73,517,576 votes for, 6,448,247 votes withheld and 727,581 votes abstaining or not voted.

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27. Financial Data Schedule.

               (b)  Reports on Form 8-K.
                    None.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROYAL OAK MINES INC.


Date: August 5, 1996                    By /s/ Margaret K. Witte
                                        ------------------------
                                        Margaret K. Witte
                                        President and Chief
                                        Executive Officer

Date: August 5, 1996                    By /s/ James H. Wood
                                        ------------------------
                                        James H. Wood
                                        Chief Financial Officer




                                   EXHIBIT INDEX

Exhibit                                           Method of Filing
- -------                                           ----------------
27. Financial Data Schedule                       Filed herewith