Form 10-Q
period 1996-09-30
ROYAL OAK MINES INC
filed 1996-11-14
CIK 41304

===============================================================================
===============================================================================

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                         OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______


               Commission File Number 1-4350

                    ROYAL OAK MINES INC.
     (Exact name of Registrant as specified in its charter)

ONTARIO, CANADA                              98-0160821
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

Common shares outstanding as of November 8, 1996 was 140,672,579. This includes 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and may not be voted, and are not considered outstanding for accounting matters, including earnings per share calculations.

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

           Consolidated Balance Sheets - September 30, 1996 and
             December 31, 1995........................................        *

           Consolidated Statements of Income - Three and Nine Months Ended
             September 30, 1996 and 1995..............................        *

           Consolidated Statements of Cash Flow - Three and Nine Months
             Ended September 30, 1996 and 1995........................        *

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


                             Consolidated Balance Sheets
                              (unaudited - Cdn$ 000's)
                                                            September 30 December 31
                                                                    1996        1995
                                                                ======== ===========
ASSETS
Current Assets
  Cash and cash equivalents                                     $233,042    $139,410
  Short-term investments                                          20,779       2,971
  Receivables                                                     16,577       7,138
  Inventories (note 4)                                            69,413      46,136
  Prepaid expenses                                                 9,460       5,620
                                                                --------    --------
       Total Current Assets                                      349,271     201,275
Property, Plant and Equipment, net                               469,790     191,381
Long-Term Investments                                             16,559      36,307
Deferred Charges and Other                                         9,330          --
                                                                --------    --------
TOTAL ASSETS                                                    $844,950    $428,963
                                                                ========    ========

LIABILITIES
Current Liabilities
  Accounts payable                                              $ 30,521     $13,640
  Accrued payroll                                                  2,813       5,267
  Current portion of deferred revenue                             20,801       4,523
  Income taxes payable                                             4,118       3,350
  Interest payable                                                 4,049          --
  Other current liabilities                                       17,294      15,654
                                                                --------     -------
       Total Current Liabilities                                  79,596      42,434
Deferred Revenue                                                  25,646      25,188
Other Liabilities                                                 15,191      15,612
Deferred Income Taxes                                             13,884       5,064
Senior Subordinated Notes (note 12)                              238,385          --
Minority Interest in Subsidiary Companies                            134         170
                                                                --------    --------
TOTAL LIABILITIES                                                372,836      88,468
                                                                --------    --------
SHAREHOLDERS' EQUITY
Capital Stock (note 11)
  Common stock
   Authorized - unlimited
   Outstanding - 138,680,263 (Dec. 31, 1995 - 119,118,714)       378,255     261,957
Retained Earnings                                                 93,859      78,538
                                                                --------    --------
TOTAL SHAREHOLDERS' EQUITY                                       472,114     340,495
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $844,950    $428,963
                                                                ========    ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                          Consolidated Statements of Income
                  (unaudited - Cdn$ 000's except per share amounts)

                                                  Three months ended   Nine months ended
                                                     September 30        September 30
                                                  ------------------  ------------------
                                                      1996      1995      1996      1995
                                                  ========  ========  ========  ========
REVENUE                                           $ 77,323  $ 52,258  $183,169  $153,097
                                                  --------  --------  --------  --------

EXPENSES
  Operating                                         49,544    45,648   130,926   135,300
  Royalties and marketing                              807       610     2,215     1,718
  Administrative and corporate                       2,500     2,100     7,360     7,045
  Depreciation and amortization                      7,587     3,694    18,953     9,964
  Exploration                                        1,424       237     3,833       491
  Recovery of loss on foreign currency contracts      (622)   (3,271)   (1,597)   (7,043)
                                                  --------  --------  --------  --------
     Total operating expenses                       61,240    49,018   161,690   147,475
                                                  --------  --------  --------  --------
OPERATING INCOME                                    16,083     3,240    21,479     5,622

OTHER INCOME (EXPENSE)
  Interest and other income, net (note 3)            3,214     3,416     5,762    15,583
  Interest expense                                    (126)      (43)     (213)     (137)
  Long-term debt interest                           (3,590)       --    (3,590)       --
  Long-term debt interest capitalized                1,926        --     1,926        --
                                                  --------  --------  --------  --------
NET INCOME BEFORE UNDERNOTED                        17,507     6,613    25,364    21,068

  Income and mining taxes - current                   (361)     (279)   (1,084)   (1,248)
  Income and mining taxes - deferred                (6,814)       --    (8,820)       --
  Minority interest                                      6        85        36        94
  Equity in income (loss) of associated companies     (122)     (191)     (175)     (435)
                                                  --------  --------  --------  --------
NET INCOME                                          10,216     6,228    15,321    19,479
RETAINED EARNINGS - BEGINNING OF PERIOD             83,643    68,619    78,538    55,368
                                                  --------  --------  --------  --------
RETAINED EARNINGS - END OF PERIOD                 $ 93,859  $ 74,847  $ 93,859  $ 74,847
                                                  ========  ========  ========  ========
EARNINGS PER SHARE                                   $0.07     $0.05     $0.11     $0.17
                                                  ========  ========  ========  ========
Weighted average number of
  common shares outstanding (000's)                138,286   119,021   136,099   117,510
                                                  ========  ========  ========  ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                       Consolidated Statements of Cash Flow
                             (unaudited - Cdn$ 000's)
                                                       Three months ended   Nine months ended
                                                          September 30        September 30
                                                       ------------------  ------------------
                                                           1996      1995      1996      1995
                                                       ========  ========  ========  ========
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Consolidated net income for the period               $ 10,216  $  6,228  $ 15,321  $ 19,479
  Items not affecting cash:
     Depreciation and amortization                        7,587     3,694    18,953     9,964
     Deferred income tax                                  6,814        --     8,820        --
     Recovery of loss on foreign currency contracts        (622)   (3,271)   (1,597)   (7,043)
     Other                                                  116       156       284       391
                                                       --------  --------  --------  --------
CASH FLOW                                                24,111     6,807    41,781    22,791
Net changes in other operating items (note 5)             3,098      (883)    1,063    (3,042)
                                                       --------  --------  --------  --------
Net cash provided by operating activities                27,209     5,924    42,844    19,749
                                                       --------  --------  --------  --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of common shares (note 11)                        1,940       268   116,298    14,843
  Issuance of senior subordinated notes                 238,385        --   238,385        --
  Cost of senior subordinated notes                      (8,616)       --    (8,616)       --
  Reclamation                                                --     3,000        --     3,000
  Other                                                  (1,801)      (76)      624      (223)
                                                       --------   -------  --------  --------
Net cash provided by financing activities               229,908     3,192   346,691    17,620
                                                       --------   -------  --------  --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Investment in Kemess capital assets through purchase
    of companies (note 8)                                    --        --  (201,976)       --
  Decrease in long-term investments (note 8)                 --        --    26,882        --
  Investment in capital assets through purchase of
    Consolidated Professor Mines Limited (note 9)           (15)       --   (15,858)       --
  Investment in other capital assets, net               (41,972)   (8,440)  (74,188)  (25,726)
  Investment in exploration and
    non-producing properties, net                           657    (8,309)   (5,035)  (13,965)
  Change in other assets                                 (1,648)  (13,814)   (7,919)  (14,950)
                                                       --------  --------  --------  --------
Net cash used in investing activities                   (42,978)  (30,563) (278,094)  (54,641)
                                                       --------  --------  --------  --------
INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS DURING PERIOD                             214,139   (21,447)  111,441   (17,272)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD   39,683   183,113   142,381   178,938
                                                       --------  --------  --------  --------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD       $253,822  $161,666  $253,822  $161,666
                                                       ========  ========  ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                          $    126  $     43  $    213  $    137
     Income taxes                                      $     65  $    822  $    595  $  1,248

Cash consists of cash and short-term investments.

The accompanying notes are an integral part of the Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
    (tabular amounts in thousands of Canadian dollars unless otherwise stated)

1.  Interim Financial Statements Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 7. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1995.

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


3.  Interest and Other Income, Net
                                   Three months ended  Nine months ended
                                      September 30        September 30
                                   ------------------  -----------------
                                     1996        1995    1996       1995
                                   ------      ------  ------    -------
   Interest income                 $1,918      $2,229  $3,278    $ 7,217
   Gain on sale of securities and
     other                          1,296       1,187   2,484      8,366
                                   ------      ------  ------    -------
   Interest and other income, net  $3,214      $3,416  $5,762    $15,583
                                   ======      ======  ======    =======


4.  Inventories

                                      September 30    December 31
                                              1996           1995
                                           -------    -----------

  Bullion in process                       $27,307        $18,574
  Stores and operating supplies             42,106         27,562
                                           -------        -------
  Inventories                              $69,413        $46,136
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


5.  Net Changes in Other Operating Items

                                   Three months ended   Nine months ended
                                      September 30         September 30
                                   ------------------   ------------------
                                       1996      1995       1996      1995
                                   --------  --------   --------  --------
  Cash provided by (used in):
   Receivables                     $ (9,073) $  1,181   $ (9,439) $  2,360
   Inventories                        3,416      (126)   (23,277)  (14,796)
   Prepaid expenses                    (935)   (2,089)    (3,840)   (3,909)
   Accounts payable, accrued payroll
     and other current liabilities   17,685    (2,575)    20,116     2,835
   Deferred revenue                  (8,362)    2,407     16,735     9,099
   Income taxes payable                 367       319        768     1,369
                                   --------  --------   --------  --------
  Net change in
     non-cash working capital      $  3,098  $   (883)  $  1,063  $ (3,042)
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


7.  Reconciliation to United States Generally Accepted Accounting Principles

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                        Three months ended  Nine months ended
                                           September 30       September 30
                                        ------------------  ----------------
                                           1996       1995     1996     1995
                                        -------    -------  -------  -------
Net income in accordance
  with Canadian GAAP                    $10,216    $ 6,228  $15,321  $19,479

Adjustments:
  Depreciation and amortization          (1,309)    (1,214)  (3,542)  (4,703)
  Income taxes                              458         --    1,240       --
                                        -------    -------  -------  -------
Net income in accordance with U.S. GAAP $ 9,365    $ 5,014  $13,019  $14,776
                                        =======    =======  =======  =======
Earnings per share
  in accordance with U.S. GAAP            $0.07      $0.04    $0.10    $0.13
                                          =====      =====    =====    =====

The effects on the balance sheets of the Company at September 30, prepared in accordance with U.S. GAAP, are:

                                                      September 30
                                                  --------------------
                                                      1996        1995
                                                  --------    --------
Increase (decrease):
  Property, plant and equipment                   $ 74,959    $(10,864)
  Prepaid expenses (pension asset)                $   (359)         --
  Deferred income taxes                           $ 89,055          --
  Retained earnings                               $(14,455)   $(10,864)

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the nine months ended September 30, 1996, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of Geddes Resources Limited, El Condor Resources Ltd., St. Philips Resources Inc. and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $90.3 million as of September 30, 1996.


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

The following shows pro forma what the results of operations would have been if the acquisition had occurred at the beginning of the period:


                                         Nine months ended
                                           September 30
                                        ------------------
                                            1996      1995
                                        --------  --------

Revenue                                 $183,169  $153,097
Net income                              $ 15,321  $ 15,331

Earnings per share - basic                 $0.11     $0.11
Earnings per share - fully diluted         $0.11     $0.11


On April 29, 1996, the Project Approval Certificate (formerly known as the Mine Development Certificate) for the Kemess South Project was received from the B.C. Government following resolution of provincial environmental assessment matters. Federal approval under the Environmental Assessment Act (Canada) and the Fisheries Act (Canada) was received November 4, 1996, and will facilitate completion of all infrastructure impacting on viable lakes and streams in the project area. The Kemess South gold-copper project in north central British Columbia is scheduled to commence production in the second quarter of 1998. The mineable ore reserves at year-end 1995 at Kemess contained approximately 4.1 million ounces of gold and one billion pounds of copper.

The Company is proceeding with the development and construction of the Kemess South project. Engineering on the project is approximately 85% complete. Certain of the construction contracts for the plant and infrastructure facilities have been awarded and the remainder are expected to be awarded in the next few months. Construction on the project commenced in early July. As of October 31, 1996, approximately $161 million has been committed on the project.

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


10. Credit Line

The Company entered into a $28 million unsecured, revolving line of credit with a major Canadian bank in the first quarter of 1996. This line will be used as necessary to finance working capital for current operations. At September 30, 1996, the Company had drawn $1.9 million as letters of credit.


11. Capital Stock

(a) Changes in capital
                                              Number of
                                                shares         Amount
                                             -----------      --------
Balance, December 31, 1994                   114,494,747      $247,362
Exercise of warrants - Series 2                4,475,300        14,545
Issued for share purchase options                148,667           190
Issued to acquire Witteck Development Inc.     1,924,816         8,854
Share issue and other related costs                   --          (140)
                                             -----------      --------
Balance, December 31, 1995 issued and
  outstanding                                121,043,530       270,811
Company shares held by Witteck Development
  Inc. (see note 11(b))                       (1,924,816)       (8,854)
                                             -----------      --------
Balance, December 31, 1995 for financial
  reporting purposes                         119,118,714      $261,957
                                             ===========      ========

Balance, December 31, 1995                   121,043,530      $270,811
Issued to acquire Geddes and El
  Condor (See note 8)                         19,011,883       114,071
Issued for share purchase options                549,666         2,227
                                             -----------      --------
Balance, September 30, 1996 issued and
  outstanding                                140,605,079       387,109
Company shares held by Witteck Development
  Inc. (see note 11(b))                       (1,924,816)       (8,854)
                                             -----------      --------
Balance, September 30, 1996 for financial
  reporting purposes                         138,680,263      $378,255
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


12. Long-Term Debt

On August 12, 1996, the Company completed the sale of US$175 million principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). The Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and to certain other accredited institutional buyers. On October 9, 1996, an exchange offer was made to exchange the Notes for Series B 11% Senior Subordinated Notes due 2006 (the "Series B Notes"), pursuant to a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. This exchange offer expired on November 5, 1996, and all US$175 million principal amount of Notes were exchanged for Series B Notes.

The Series B Notes are unsecured senior subordinated obligations of the Company and, as such, will be subordinated in right of payment to all existing and future senior indebtedness of the Company. The Series B Notes are guaranteed by Kemess Mines Inc., a wholly owned subsidiary of the Company. The Series B Notes and interest payments are denominated in U.S. dollars.


13. Hedge Gains

Hedge gains of $31.8 million realized in the nine months ended September 1996 included a gain of $18.0 million from the one-time buy-back of call options.


14. Subsequent Events

Subsequent to the end of the period, the Company announced it would close the Hope Brook Mine in the third quarter of 1997 so that the mill and mine equipment can be relocated to its Matachewan project. In addition, as a result of a reclassification of mineable reserves at the Colomac Mine in the Northwest Territories, a provision will be made to decrease the carrying value of the Colomac property. The Company will provide for the revaluation of the carrying values of the Hope Brook and Colomac assets, and for a provision for reclamation costs at Hope Brook, in the fourth quarter of 1996. Subject to final analysis, these charges will be approximately $37.4 million in total. This comprises $10 million for reclamation costs at Hope Brook, the revaluation of Hope Brook assets by a reduction of $9.0 million, and the revaluation of Colomac assets by a reduction of $18.4 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Revenue

Revenue from the sale of gold for the three months ended September 30, 1996 increased 48% to $77.3 million from $52.3 million in the same period of 1995. This increase was accounted for by a 13% increase in production from 92,159 ounces in the third quarter of 1995 to 104,012 ounces in the third quarter of 1996 as well as $18.0 million from the one-time buy-back of call options. The Company's regular hedging program (excluding the impact of the $18.0 million gain) resulted in a realized gold price of US$416 per ounce in the third quarter this year. The increase in gold production in the third quarter this year was attributed to increased production at the Ontario Division which resulted from the positive impact of higher grade ore from the Nighthawk Mine which is processed at the Pamour mill (the Nighthawk Mine commenced limited production from development ore towards the end of the third quarter last year). In addition, there was an increase in mill throughput at the Hope Brook Mine compared to the third quarter of 1995 when there was a shortfall in ore mined.

Revenue from the sale of gold for the nine months ended September 30, 1996 increased 19.7% to $183.2 million from $153.1 million in the same period in 1995. This increase is attributable to the $18.0 million one-time buy-back of call options discussed earlier, a 3% increase in gold production from 276,365 ounces in 1995 to 283,655 ounces in 1996, and an improvement in the realized price of gold to $425 per ounce (excluding the impact of the $18.0 million one-time buy-back) from $402 per ounce in 1995. In the nine month period ended September 30, 1996 the positive impact of production at the Nighthawk Mine on the Pamour operations was sufficient to offset slightly lower production at the Giant, Colomac and Hope Brook mines compared to the same period in 1995.

Expenses

Operating expenses increased 8.5% to $49.5 million in the third quarter from $45.6 million in the same quarter in 1995. Operating expenses increased in the third quarter as a result of increased production. At the Hope Brook Mine, costs which had been deferred earlier in the year during the planned mill shutdown were expensed as ore stockpiled during the shutdown was processed through the mill in the third quarter. Operating costs decreased 3.3% for the nine months ended September 30, 1996 to $130.9 million from $135.3 million in the same period a year earlier.

Average cash operating costs per ounce in the three and nine month periods ended September 30, 1996 decreased by 5% in each period from the comparable periods last year and were US$348 and US$337 per ounce, respectively, for the three and nine month periods in 1996. These decreases reflect the cost controls implemented during 1996 and steps taken to reduce the average cash operating costs per ounce.

Royalties and marketing expenses were higher during the third quarter of 1996 reflecting higher production during the quarter compared to the same period in 1995. In addition, royalties on production from the Nighthawk Mine, where substantial mining began in 1996, contributed to the increase for both the quarter and the nine months ended September 30, 1996.

Administrative and corporate expenses increased $0.4 million during the third quarter of 1996 compared to the same period in 1995. Increased corporate activity and an increase in capital taxes pursuant to the exercise of warrants as a result of the acquisitions of Geddes Resources Limited ("Geddes") and El Condor Resources Ltd. ("El Condor") contributed to the increases for both the three and nine month periods in 1996 compared to 1995.

Depreciation and amortization increased from $3.7 million in the third quarter of 1995 to $7.6 million in the same period in 1996 and from $10.0 million in the first nine months of 1995 to $19.0 million in the same period in 1996.
Increases in capital assets and deferred mining costs over the past several years combined with adjustments to mineral inventory on specific properties have led to these increases. Depreciation and amortization of the Nighthawk Mine asset and deferred development costs commenced in early 1996.

Exploration expenses increased from $0.2 million in the third quarter of 1995 to $1.4 million in the same period in 1996 and from $0.5 million in the nine months ended September 30, 1995 to $3.8 million in the same period in 1996. The Company has been evaluating its exploration projects as part of its overall strategic plan and to the extent that certain exploration costs are determined not to be recoverable due to insufficient or lack of expected mineralized material or otherwise, exploration costs have been charged to operations.

Recovery of loss on foreign currency contracts resulted in the recovery of $0.6 million with respect to these contracts for the three months ended September 30, 1996, as a result of the continuing strengthening of the Canadian dollar during the third quarter. For the third quarter of 1995, a recovery of $3.3 million was recognized. For the nine months ended September 30, 1996 and 1995, the recovery balances were $1.6 million and $7.0 million, respectively. These recoveries reflect the strengthening of the Canadian dollar since early 1995 and the Company's policy of marking to market its foreign currency hedge position.

Net Income

Increased revenues from higher gold prices, the one-time buy-back of call options, increased production, a 5% decrease in cash costs, offset by increased charges for depreciation and exploration costs, resulted in improved operating income of $16.1 million in the third quarter and $21.5 million in the nine month period ended September 30, 1996 compared to $3.2 million and $5.6 million, respectively, in the comparable 1995 periods.

Interest and Other Income/Interest Expense

Interest and other income of $3.2 million for the third quarter of 1996 was comparable to $3.4 million in the same period in 1995. For the nine months ended September 30, 1996 interest and other income decreased from $15.6 million in 1995 to $5.8 million in the same period in 1996. The decrease reflects the lower average cash balances for 1996 compared to 1995 due to the acquisitions of Geddes, El Condor, St. Philips Resources Inc. ("St. Philips") and Consolidated Professor Mines Limited ("Consolidated Professor") in early 1996.

On August 12, 1996, the Company issued US$175 million of 11% Senior Subordinated Notes due 2006 (the "Notes"). Proceeds from this issue, which will be used to finance construction of the Company's development projects, have been temporarily invested in highly liquid financial instruments and contributed to increased interest income in the third quarter of 1996 compared to the first and second quarters of this year.

Interest expense on the Notes is payable semi-annually on February 15th and August 15th of each year. Interest expense of $3.6 million has been accrued for the period from the date of issue of the Notes on August 12, 1996 to September 30, 1996. The Company adopted the policy of capitalizing long-term debt interest to the extent that proceeds from the issue have been used to finance the purchase and construction of the Company's development projects.

Income Taxes

Income taxes increased by $6.9 million from $0.3 million in the third quarter of 1995 to $7.2 million in the third quarter of 1996. For the ninth months ended September 30, 1996, income taxes were $9.9 million compared to $1.2 million in the same period in 1995. The 1996 balance includes a provision for deferred taxes of $6.8 million and $8.8 million for the three and nine month periods ended September 30, 1996, respectively. No such provision for deferred taxes was required for 1995 because the Company had unrecognized deferred tax assets. However, the balance of the Company's unrecognized deferred tax assets has been virtually utilized such that an accrual for deferred income taxes is necessary for 1996.

Net Income

Net income for the three months ended September 30, 1996 was $10.2 million or $0.07 per share compared to $6.2 million or $0.05 per share for the same period in 1995. Net income for the nine months ended September 30, 1996 was $15.3 million or $0.11 per share compared to $19.5 million or $0.17 per share for the same period in 1995.


Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $253.8 million compared to $39.7 million at June 30, 1996 and $142.4 million at December 31, 1995.

Operating Activities

Net cash provided by operating activities for the third quarter of 1996 was $27.2 million compared to $5.9 million in the same period in 1995. For the nine month period ended September 30, 1996, net cash provided by operating activities was $42.8 million compared to $19.7 million in the same period in 1995. As part of its risk management program, the Company employs hedging strategies to provide price protection on its gold sales. In the third quarter of 1996, the Company took advantage of favorable conditions in the gold market and generated approximately $18.0 million from the one-time buy-back of call options. The Company has reviewed the presentation in the financial statements of the results of its hedging activities and has determined that the deferred revenue resulting from hedging activities, as recorded on the Consolidated Balance Sheets, is an integral part of the Company's routine operating activities. Accordingly, the Company has reclassified the change in deferred revenue as recorded in the Consolidated Statements of Cash Flow by including this item in "Operating Activities". Previously, the change in deferred revenue was included in "Financing Activities". This change in presentation conforms with industry practice.

Earlier this year the Company closed-out its hedge position on 420,000 ounces of gold which would have required the delivery of this gold at prices ranging from C$614 to C$654 during the period 1997 to 1999. In closing out these positions, the Company locked in pre-tax gains totaling $20.1 million which will be included in revenues during the period 1997 to 1999.

Other items which contributed to operating activities consist of the non-cash changes in working capital as outlined in Note 2 to the Unaudited Consolidated Financial Statements. The increase in accounts receivable and accounts payable are principally related to the Kemess project.

Financing Activities

Net cash provided by financing activities for the third quarter of 1996 was $229.9 million compared to $3.2 million in the same period of 1995. During the quarter, the Company issued US$175 million of 11% Senior Subordinated Notes due 2006 (see Note 12 to the Unaudited Consolidated Financial Statements). The Notes were recorded in the Company's accounting records at the rate of exchange in effect on the date the Notes were issued. A gain or loss, however, may be recognized due to changes in the carrying value of the Notes resulting from fluctuations in the exchange rate between the United States and Canadian dollar. (The Notes are denominated in United States dollars and the value thereof is recorded on the Company's books in Canadian dollars.) Expenses associated with the note offering were approximately $8.6 million and will be amortized over the term of the Notes.

For the nine months ended September 30, 1996, the net cash provided by financing activities was $346.7 million compared to $17.6 million in the comparable period of 1995. The higher cash provided in 1996 results mainly from the issuance of the Notes and the issuance of share capital as part of the acquisition of the Kemess property (see Note 8 to the Unaudited Consolidated Financial Statements).

Investing Activities

Net cash used in investing activities for the third quarter of 1996 was $43.0 million compared to $30.6 million in the same period in 1995. During the quarter, the Company commenced construction on the Kemess project and continued advanced exploration and development of the Red Mountain property. Net cash used in investing activities for the nine months ended September 30, 1996, was $278.1 million compared to $54.6 million in the corresponding period in 1995. The Company completed the acquisition of the Kemess property in January, 1996, for an aggregate consideration of approximately $202 million. This included cash consideration of $87.8 million of which $26.9 million was incurred in prior periods in respect of open market purchases of shares of Geddes, El Condor and St. Philips (see Note 8 to the Unaudited Consolidated Financial Statements). In addition, the Company acquired all of the shares of Consolidated Professor for the total consideration of approximately $16.2 million (see Note 9 to the Unaudited Consolidated Financial Statements). For the nine months ended September 30, 1996, the Company had also invested $74.2 million on property, plant and equipment at its various mines and development projects including $5.8 million related to the Pamour Mine open pit expansion, $7.2 million for advanced exploration and development of the Red Mountain property, $45.0 million for the Kemess property and $34.0 million on minesite maintenance capital and deferred development. Expenditures on the Red Mountain and Kemess properties were offset by approximately $22.0 million of economic assistance and direct compensation from the government of the Province of British Columbia. Also during 1996, the Company made $7.1 million of additional investment in Mountain Minerals Co. Ltd. ("Mountain Minerals") and Asia Minerals Corp. ("Asia Minerals"), two strategic long-term investments. Asia Minerals recently completed a $7.0 million private placement offering, proceeds of which will provide funds to allow the company to pursue its ventures in China.

During the third quarter, Mountain Minerals announced it had filed Articles of Arrangement to give effect to the Plan of Arrangement whereby Highwood Resources Limited ("Highwood Resources") acquired all of the outstanding shares of Mountain Minerals. In accordance with the Plan of Arrangement, the Company converted all of its shares of Mountain Minerals into shares of Highwood Resources on the basis of 1 Highwood Resources share for every 3.521 Mountain Minerals shares. At September 30, 1996, the Company owned 32% of Highwood Resources. Highwood Resources will continue the industrial minerals business under the name of Mountain Minerals Co. Ltd. and plans to enter the specialty metals and rare earth business.

Revaluation Of Assets

On November 6, 1996, the Company announced two important steps to refocus its strategy of reducing costs and increasing production. First, the Hope Brook Mine in Newfoundland will be closed in the third quarter of 1997 so that the mill and mine equipment can be relocated to the Matachewan Mine located 56 miles southeast of Timmins, Ontario. Capital savings to the Matachewan Project as a result of the re-allocation of assets and the salvage of the remaining equipment at Hope Brook is expected to be approximately $23.0 million. The Matachewan Mine is expected to produce an average of approximately 100,000 ounces of gold annually over the life of the mine at an estimated cash cost of US$227 per ounce and is scheduled to commence production in the second half of 1998. Many of the approximately 280 employees at Hope Brook will be considered for employment at other Royal Oak facilities currently under development.

Secondly, as a result of the reclassification of mineral resources at the Colomac Mine in the Northwest Territories, a provision will be made to reduce the carrying value of the Colomac property. At the Colomac Mine for the last nine months, mill output has not reconciled with blasthole ore grades. A complete ore reserve audit at the mine has recently been undertaken to reconcile reserves mined through the upper eleven benches. Despite reserve audits by independent consultants in 1986 and 1987, an audit on a 200,000 ton bulk sample take in 1988 and a further independent reserve audit in 1992, the Company now believes the ore reserve grade in the zones 2.0, 2.5 and 3.0 where mining is currently underway is 0.046 opt compared to the year-end 1995 estimate by the Company of 0.053 opt. Based on this analysis, a 253,000 ounce decrease in the mineable ore reserves at Colomac results. The Company has been successful in increasing the mining rate to over 50,000 tpd and milled tonnage to over 9,500 tpd. These production rates exceed the rates in the feasibility study upon which the operation was predicated. The result of mining lower grade ore is that the cash cost at Colomac for the nine month period ended September 30, 1996 was US$369 per ounce. It is anticipated that cash costs will continue at this level.

Furthermore, the Company's Kim and Cass projects, which are expected to supply additional higher grade ore to the Colomac mill, are subject to both Federal and Territorial permitting and it is unknown at this time how long the permitting process will take. After deducting 1996 production at Colomac through the third quarter and reclassifying mineable reserves, the readjusted proven and probable reserves at Colomac and Kim-Cass are approximately 358,000 ounces at the end of September 1996. The Company believes, however, that the Indin Lake land position still hosts excellent exploration potential and Royal Oak will be increasing its exploration focus in the area. Mine life at Colomac beyond the year 1999 cannot be estimated at this time but still appears promising.

As a result of the above-mentioned strategic initiatives, the Company will provide for the revaluation of the carrying values of the Hope Brook and Colomac assets, and for the provision for reclamation costs at Hope Brook, in the fourth quarter of 1996.

Subject to final analysis, these charges will be approximately $37.4 million in total. These charges consist of $10.0 million for reclamation costs at Hope Brook, the revaluation of Hope Brook assets by a reduction of $9.0 million, and the revaluation of Colomac assets by a reduction of $18.4 million. The after-tax impact of these revaluations will be a decrease in net income of approximately $27 million or $0.19 per share, in the fourth quarter. The revaluations will not significantly affect cash flow from the operations and/or EBITDA in 1996.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27. Financial Data Schedule.

               (b)  Reports on Form 8-K.

                    A report on Form 8-K was filed on August 14, 1996, regarding a press release from Royal Oak Mines Inc., announcing the completion of the sale of US$175,000,000 principal amount of its 11% Senior Subordinated Notes due 2006.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROYAL OAK MINES INC.


Date: November 14, 1996                 By /s/ Margaret K. Witte
                                        ------------------------
                                        Margaret K. Witte
                                        President and Chief
                                        Executive Officer

Date: November 14, 1996                 By /s/ James H. Wood
                                        ------------------------
                                        James H. Wood
                                        Chief Financial Officer




                                   EXHIBIT INDEX

Exhibit                                                Method of Filing
-------                                                ----------------
27.            Financial Data Schedule                 Filed herewith