Form 10-K
period 1996-12-31
ROYAL OAK MINES INC
filed 1997-03-31
CIK 41304

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------
                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

            For the fiscal year ended DECEMBER 31, 1996

                        or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of  1934   [No fee required]

            For the transition period from _________ to __________

                         Commission File Number 1-4350

                             ROYAL OAK MINES INC.
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

ONTARIO, CANADA                           NONE
_______________________________           _______________________________
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)            No.)


c/o Royal Oak Mines (USA) Inc.
5501 Lakeview Drive
Kirkland,  Washington
U.S.A.                                    98033
______________________________            ________________
(Address of principal executive           (Postal/Zip Code)
offices)


(206) 822-8992
______________
Registrant's telephone number,
including area code
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
_______________________________     _________________________________________
Common shares without par value     American Stock Exchange
                                    The Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


                                   continued
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1997, based on the closing price of the shares on the American Stock Exchange, was US$464,704,240.

Common shares outstanding as of March 17, 1997 was 140,770,079. This includes 1,924,816 shares which are owned by a wholly-owned subsidiary and may not be voted.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Management Information Circular of the Registrant (Proxy Statement) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on May 29, 1997, have been incorporated by reference into Items 10, 11, 12 and 13.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     INDEX


                                                                         PAGE

Glossary - Selected Mining Terms

Glossary - Selected Financial Terms


                                    Part I
Item
       1    Business
       2    Properties
       3    Legal Proceedings
       4    Submission of Matters to a Vote of Security Holders
            Executive Officers of the Registrant

                                    Part II

       5    Market for Registrant's Common Stock and Related Shareholder
            Matters
       6    Selected Financial Data
       7    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
       8    Financial Statements and Supplementary Data
       9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

                                   Part III

      10    Directors and Executive Officers of the Registrant
      11    Executive Compensation
      12    Security Ownership of Certain Beneficial Owners and Management
      13    Certain Relationships and Related Transactions


                                    Part IV

      14    Exhibits, Financial Statement Schedules and Reports on Form
            8-K



The Registrant will furnish a copy of any exhibit filed as part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Registrant's reasonable expenses for furnishing such an exhibit. Requests should be made to the Vice President, Investor Relations, at the address set forth on the cover page of this report.

REPORTING CURRENCY AND FINANCIAL INFORMATION

ALL DOLLAR AMOUNTS ARE STATED IN CANADIAN CURRENCY, UNLESS OTHERWISE
INDICATED.

The following table sets forth, for each of the years indicated, the exchange rate of the Canadian dollar into United States currency at the end of each such year, the average exchange rate during each such year and the range of high and low rates of each such year:


                                      1996       1995        1994        1993        1992
                                    ------     ------      ------      ------      ------
 Rate at end of                     0.7301     0.7323      0.7129      0.7544      0.7867
 Period (1)
 Average Rate (2)                   0.7332     0.7305      0.7321      0.7751      0.8276
 High Rate                          0.7513     0.7527      0.7632      0.8046      0.8760
 Low Rate                           0.7235     0.7023      0.7105      0.7439      0.7760


(1) The rate of exchange is the noon buying rate in New York City for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.

(2) The Average Rate is the average of the exchange rates on the last day of each month during a year.

All of the amounts in the table are stated in U.S. currency. Accordingly, at December 31, 1992 C$1.00 equalled US$0.7867. On March 17, 1997 the noon rate of exchange of the Federal Reserve Bank of New York was C$1.00 equal to US$0.7302.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains references to the future performance, plans and expectations of Royal Oak Mines Inc. ("Royal Oak", the "Registrant" or the "Company") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on numerous variables and assumptions that are inherently uncertain, including without limitation general economic and competitive conditions and factors more fully described under "Risks and Uncertainties" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's other Securities and Exchange Commission filings. Among such factors are those relating to the Company's ability successfully to complete development projects within projected capital budgets or to carry on mining operations within projected operating budgets, volatility in the price of gold, copper and other commodities, interest and foreign exchange rates, government regulation and agency action, competing land claims, the accuracy of estimates of ore reserves and mineral inventory. Actual future results or values may be materially more or less favorable than projected. The forward-looking statements in this Annual Report on Form 10-K represent the Company's judgement as of the filing date, and the Company disclaims any intent or obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances. Certain forward-looking statements in this Annual Report on Form 10-K will be identified by a cross-reference to this special note.

                       GLOSSARY - SELECTED MINING TERMS

ACID MINE DRAINAGE - Acidic run-off water from mine waste dumps and mill tailings ponds. Such drainage requires treatment to buffer acidity before it can be released into the natural environment.

ADIT - A horizontal opening into the side of a hill to provide access for underground mining.

ASSAY - The testing of a rock sample to determine its mineral content.

BACKFILLING - Waste material used to fill the void created by mining.

CARBON COLUMN CIRCUIT (FACILITY) - A process utilizing activated carbon to recover soluble gold and silver values from a sodium cyanide leaching solution. The precious metal values are absorbed into the activated carbon particles as the solution passes in an up-flow pattern through tanks or columns.

CHALCOPYRITE - A sulphide mineral of copper and iron, a common ore of copper.

C.I.P. (Carbon-in-pulp) - A carbon loading process in which a slurry of gold ore is subjected to cyanide leaching followed by gold adsorption onto carbon.

CONCENTRATE - A fine powdery product containing the valuable metal from which most of the waste material in the ore has been eliminated and discarded.

CONCENTRATOR - A milling plant that produces a concentrate of the valuable minerals or metals.

CONTAINED OUNCES - Reserves are estimated to encompass a stated number of ounces of gold in place. The number of ounces ultimately recovered and available depends upon mining efficiency and processing efficiency.

CRUSHING AND GRINDING - The process by which ore is reduced to a suitable size to prepare it for further processing.

CYANIDATION - A method of extracting gold or silver by dissolving it in a weak solution of sodium or potassium cyanide.

DECLINE - A sloping underground opening for machine access from level to level or from surface; also called a "ramp".

DILUTION - The effect of waste or low grade ore being included and removed along with the ore in the mining process, subsequently lowering the grade of the ore.

DORE BAR - Unrefined gold and silver bullion bars usually consisting of approximately 90 per cent precious metals.

DRIFT - A horizontal underground tunnel driven alongside or through an ore deposit, from either an adit or shaft, to gain access to the deposit.

DRILLING -
      BLASTHOLE: Drilling holes deep into rock to place an explosive charge that breaks up the rock.

      DIAMOND: Drilling with a hollow bit with a diamond cutting rim to produce a cylindrical core that is used for geological study and assays. Used in mine exploration.

      INFILL: Diamond drilling at shorter intervals between existing holes, used to provide greater geological detail and to help establish reserve estimates.

      ROTARY (or reverse circulation): Drilling that produces rock chips rather than core. Faster and cheaper than diamond drilling, the chips are forced by air to the surface for examination.

DYKE - A tabular intrusive igneous rock that cuts across or along pre-existing country rock.

EQUIVALENT OUNCES - Silver or copper metal dollar credits from production expressed as ounces of gold by dividing the dollar credits by the price of gold.

FLOTATION - A milling process by which some mineral particles are induced to become attached to bubbles of froth and float, and others to sink so that the valuable minerals are concentrated and separated from the worthless gangue.

FOOTWALL - The mass of rock beneath a geological structure (orebody, fault, etc.).

GANGUE - Valueless rock or mineral aggregates in an ore which cannot be avoided in mining.

GRADE - The amount of valuable mineral in each ton of ore, expressed as troy ounces per ton for precious metals and as a percentage for other metals.

      CUTOFF GRADE: The minimum content level at which an orebody can be economically mined.

      MILL HEAD GRADE: Metal content of mined ore going into a mill for processing.

      RECOVERED GRADE:  Actual metal content recovered from the ore.

      RESERVE GRADE: Estimated metal content of an orebody, based on reserve calculations.

HANGING WALL - The wall of rock on the upper side of a geological structure (orebody, fault, etc.).

HEAP LEACHING - A low-cost process in which ore is placed in a large heap on an impermeable pad. A weak cyanide solution is sprinkled or dripped over the heap and is collected at the bottom after percolating through the ore and dissolving the metals.

HYPOGENE ZONE - Ores, or mineralized material, formed by upward moving enrichment process, typically found beneath the supergene.

METRIC CONVERSION -

1 acre  =  0.405 hectare
1 foot  =  30.48 centimeters
1 mile  =  1.609 kilometers
1 ton  =  0.907 tonne
1 troy ounce  =  31.103 grams
1 ounce per ton  =  34.285 grams per tonne

MILL - A plant where ore is ground fine and undergoes physical or chemical treatment to extract or upgrade the valuable metals.

MINEABLE ORE RESERVES - Ore reserves which include allowances for dilution in mining and take into account losses which are likely to occur in mining. All ore reserves reported by Royal Oak Mines Inc. are mineable ore reserves.

MINERAL DEPOSIT - A deposit of mineralization which may or may not be ore, the determination of which requires a comprehensive feasibility study.

MINERAL INVENTORY - Proven ore reserves plus probable ore reserves plus mineralized material.

MINERALIZATION - Rock containing minerals or metals of economic interest.

MINERALIZED MATERIAL - A natural aggregate of one or more minerals which either is not sufficiently delineated as to size, tonnage and grade or, even if so delineated, cannot be economically extracted at the time of the reserve determination and, accordingly, cannot be classified as mineable ore reserves.

OPT - Ounces per ton.

ORE - Mineralization that can be mined at a profit under existing economic conditions.

OREBODY - A mineral deposit that can be mined at a profit under existing economic conditions.

ORE RESERVES - The tonnage and grade of an economically and legally extractable orebody.

OXIDE ORE - Ore subjected to weathering and oxidation of primary minerals.

PILLAR - A column of ore or waste remaining after primary extraction.

PORPHYRY - An igneous rock in which a number of mineral crystals are conspicuously much larger than the majority of the crystals which make up the rock. These large crystals are often of the mineral feldspar. Prophyry copper and gold deposits are mineral deposits hosted in large intrusive igneous bodies made up of porphyritic rock. These deposits usually contain very fine disseminations of minerals containing gold and copper.

PROBABLE ORE RESERVES - Ore reserves that have reasonable geologic continuity but cannot be considered proven because inspection and measurement locations are not detailed enough to estimate accurately the size, shape, and mineral content of the body. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROVEN ORE RESERVES - Ore reserves that can be accurately estimated by establishing the size, shape, and mineral content of an orebody by inspection and closely spaced samples.

PYRITE - A common sulphide mineral, shiny and yellow in color and composed of sulphur and iron, sometimes known as "fool's gold".

RAISE - A vertical hole between mine levels used to move ore or waste rock or to provide ventilation.

RAMP - An inclined underground tunnel which provides access for exploration or a connection between levels of a mine.

RECOVERY PERCENTAGE - A measurement of the efficiency of milling which expresses the amount of metal recovered as a percentage of the metal included in the ore which was sent into the milling circuit.

REFINING - The final stage of metal production in which impurities are removed from the molten metal.

RESOURCE - Mineralization based on geological evidence and assumed continuity. May or may not be supported by samples but is supported by geological, geochemical, geophysical or other data.

ROASTING - The treatment of ore by heat and air, or oxygen enriched air, in order to remove sulphur and arsenic and other volatile elements.

SEMI-AUTOGENOUS MILL ("SAG") - A large-diameter grinding mill utilizing a combination of steel balls and the rock itself to grind ore from a coarse feed size to a relatively small particle size.

SHAFT - A vertical or steeply inclined opening providing access to a mine for equipment, personnel and supplies and to hoist out ore and waste. It can also be used for ventilation and as an auxiliary exit from the mine.

SHRINKAGE STOPING - A stoping method which uses part of the broken ore as a working platform and as support for the walls of the stope.

SPLAY - A fracture, fault or vein which splits off of a larger fracture, fault or vein.

STOPE - An excavation in a mine from which ore is being, or has been, extracted.

STRIP RATIO OR STRIPPING RATIO - The ratio of waste tons mined to total tons mined.

SULPHIDE ORE - Mineralization where the metal content is combined with sulphur.

SULPHIDES - Compounds of sulphur with other metallic elements.

TAILINGS - The material that remains after all metals considered economic have been removed from ore during milling.

TAILINGS POND - Containment area used to deposit tailings from milling.

TONS - Short tons.  Two thousand pounds.

TPD - Tons per day.

                      GLOSSARY - SELECTED FINANCIAL TERMS

CASH COST PER OUNCE - Includes all site operating expenses, but excludes capital and exploration expenditures, depreciation, post-closure restoration accruals, finance and corporate administrative expenses; divided by ounces produced. Cash costs has the same meaning, except not on a unit production basis.

CASHFLOW - A measure of the fiscal strength of a business. The net of the inflow and outflow of cash during an accounting period. Does not include depreciation, amortization, or other items which do not involve an actual cash outlay.

CONTANGO - Contango on gold is the positive difference between the spot market gold price and the forward market gold price. It is often expressed as an interest rate and is the difference between inter-bank deposit rates and gold lending rates.

FORWARD SELLING - An agreement to sell a certain quantity of future production at a set future date at a predetermined price.

GOLD LOANS - An agreement in which a company may sell gold borrowed from another party, usually a bank, and repay the borrowed gold with its own production in the future. Normally, these loans are used to finance project development or to hedge future production.

GOLD REVENUE PER OUNCE - Total revenues received from gold sales, divided by the number of ounces sold. Gold revenues are the result of spot sales and hedging activities.

LIBOR - London Interbank Offered Rate.

RATIO OF DEBT TO EQUITY - A measure of the total of a company's financial strength which illustrates how much of the funds it uses were borrowed compared with the total of how much was invested by shareholders plus earnings retained by the company. Formula for the Company: (total debt/total debt plus total shareholders' equity).

RETURN ON AVERAGE EQUITY - How much a company earns with the money invested by shareholders and on earnings retained in the business. Simple formula:
Average equity = total of shareholders' equity at the beginning of the year and at the end of the year divided by two. Return = (earnings/average equity) x 100.

SPOT DEFERRED CONTRACT - A spot deferred contract is similar to a forward sale except the company has the option to extend the contract (roll it over). The ultimate delivery date and sale price are not fixed on the contract. If it is rolled over, the new contract price is based on the price at maturity of the old contract plus a contango premium on the rollover date.

SPOT SALES - Transactions in which gold is sold for cash. The value date is two business days in the future at which time gold is transferred to the buyer and currency is sent to the seller.

WORKING CAPITAL - Current assets less current liabilities.

WORKING CAPITAL RATIO - The higher the ratio, the stronger the company's liquidity. Formula: (current assets/current liabilities).

                                    PART I

ITEM 1 - BUSINESS

Royal Oak is a major North American gold mining company which has produced in excess of 50 million ounces of gold over a 60-year period. The Company, which owns and operates five producing gold mines, is in the process of expanding one producing mine and is developing four major new projects. The Company has extensive land positions in Canada covering approximately 640,000 acres, as well as over 7,000 acres in the United States, which provide it with the opportunity to expand its reserves through focused exploration and development. As of and for the fiscal year ended December 31, 1996, Royal
Oak had approximately 9.9 million ounces of mineable gold reserves and produced 389,203 ounces of gold.

The Company's five producing gold mines consist of the Colomac and Giant Mines in the Northwest Territories, the Pamour and Nighthawk Mines in Ontario and the Hope Brook Mine in Newfoundland. Through acquisitions, exploration and the implementation of more advanced and efficient mining methods, the Company has increased its annual production from 194,952 ounces of gold in 1991 to 389,203 ounces of gold in 1996. The Company conducts a focused exploration program to develop additional mineable ore reserves in close proximity to its existing mines in order to maximize the utilization of its processing facilities and to increase processing efficiencies. In 1996, the Company's exploration efforts resulted in the addition of approximately 1.1 million ounces of mineable gold reserves, net of reserve write-downs. A significant part of this exploration program was focused on the Pamour Mine open pit expansion.

As of December 31, 1996, the Company employed 1,422 people, of which 987 are represented by one of two unions. The Company's principal executive offices are located at 5501 Lakeview Drive, Kirkland, Washington 98033. Its telephone number is (206) 822-8992 and its fax number is (206) 822-3552.

Corporate Structure at March 17, 1997

Royal Oak Mines Inc.                                              Parent
10502 Newfoundland Ltd.                                           Wholly-owned
3199493 Canada Inc.                                               Wholly-owned
934962 Ontario Inc.                                               Wholly-owned
Arctic Precious Metals, Inc. (doing business as Royal
  Oak Mines (USA) Inc.) and its wholly-owned subsidiary,
      Oz Investments, Inc.                                        Wholly-owned
Beaverhouse Resources Limited                                     Wholly-owned
El Condor Resources Ltd.                                          Wholly-owned
Consolidated Professor Mines Limited                              Wholly-owned
Kemess Mines Inc. (formerly Geddes Resources Limited)             Wholly-owned
Royal Oak Hope Brook Ltd.                                         Wholly-owned
Royal Oak Timmins Ltd.                                            Wholly-owned
Royal Oak Yellowknife Ltd.                                        Wholly-owned
St. Philips Resources Inc. and its subsidiaries                   Wholly-owned
Witteck Development Inc.                                          Wholly-owned
Ronnoco Gold Mines Limited                                        89% owned
Northbelt Yellowknife Gold Mines Ltd.                             72% owned
Royal Eagle Exploration Inc. and its wholly-owned
      subsidiary, First Eagle Holdings, Inc.                      60% owned

In addition, the Company has certain strategic investments (see "Strategic Investments").

HISTORY

The Company came into existence on July 23, 1991 as a result of the amalgamation of five companies: Giant Yellowknife Mines Limited, Pamour Inc., Pamorex Minerals Inc., Royal Oak Resources Ltd., and Akaitcho Yellowknife Gold Mines Limited, certain of which commenced operations approximately sixty years ago. As a result of this amalgamation, the Company had two operating mines, Pamour and Giant. On January 1, 1992, the Company amalgamated with its wholly-owned subsidiary, Supercrest Mines Limited. In addition to its wholly-owned subsidiaries, the Company has a majority interest in three companies, Ronnoco Gold Mines Limited, Northbelt Yellowknife Gold Mines Limited and Royal Eagle Exploration Inc.

Since 1991, Royal Oak has acquired the following properties and interests:

-     the Broulan property in Ontario from Balmoral Mines Ltd. (1991);
- a 20% (13.4% at December 31, 1996) interest in Athabaska Gold Resources Ltd. (1991-1993);
-     the Hope Brook Mine in Newfoundland from Hope Brook Gold Inc. (1992);
- the Colomac Mine in the Northwest Territories (and an existing royalty interest) from Neptune Resources Corp. (1993);
- a controlling interest in Kemess Mines Inc. (formerly Geddes Resources Limited) from Neptune Resources Corp. (1993);
- an option in respect of the Kim-Cass property in the Northwest Territories from Echo Bay Mines Ltd., Comaplex Minerals Corp. and Petromet Resources Limited (1994);
- the Red Mountain property in British Columbia from Barrick Gold Corporation (1995);
- the Nicholas Lake gold property in the Northwest Territories from Athabaska Gold Resources Ltd. (1995);
- an 89.4% interest in Ronnoco Gold Mines Limited, thereby providing the Company with a land position on the Nighthawk Lake Break in Ontario (1995-6);
-     a leasehold interest in the Copperstone property located in Arizona
      (1995);
- all of the outstanding shares of Geddes, El Condor Resources Ltd. and St. Philips Resources Inc., thereby acquiring the Kemess property in British Columbia (1996);
- all of the outstanding shares of Consolidated Professor Mines Limited, thereby acquiring the Duport property in Ontario (1996); and
- the Cape Ray gold property in Newfoundland from American Gem Corporation and the net smelter return royalty on the property from Homestake Canada Inc. (1996).

STRATEGIC INVESTMENTS

ASIA MINERALS CORP.

In November 1993, the Company formed a strategic alliance with Asia Minerals Corp. ("Asia Minerals") to identify and acquire gold mining properties in China. The Company purchased an initial 32% interest for $2 million. In 1996, the Company increased its interest in Asia Minerals to 44.2% by exercising options and by purchasing $2.8 million of additional equity.

Asia Minerals is active in mineral exploration in China. In December 1995, Asia Minerals signed a joint venture contract (the "Joint Venture Contract") to acquire a 50% interest in the Yingezhuang gold mine located in Shandong Province, China. The Chinese partner is Zhaoyuan City Gold Corp. The Joint Venture Contract requires the approval of the Chinese Ministry of Foreign Trade and Economic Cooperation ("MOFTEC"). MOFTEC's review is in progress. Asia Minerals anticipates that MOFTEC will approve the Joint Venture Contract, but there can be no assurance that such approval will be given or that it will be given by a specific date or on conditions acceptable to Asia Minerals or Zhaoyuan City Gold Corp.

The Yingezhuang gold mine began production in 1992. In 1996, the mine produced 15,000 ounces of gold at a total cost of US$199 per ounce. The proven and probable ore reserves and mineralized material of the Yingezhuang mine total 21.48 million tons at a grade of 0.082 opt of gold for a gold content of 1.78 million ounces. This total includes probable ore reserves of
8.29 million tons for a gold content of approximately 670,000 ounces.

Asia Minerals can earn a 50% interest in the Yingezhuang joint venture by making staged investments in the project. The first stage requires Asia Minerals to fund a US$3.5 million mine expansion feasibility study. The total investment required to earn a full 50% interest is estimated to be US$36 million. In mid-1996, Asia Minerals commenced the mine expansion feasibility study and production optimization plan at the Yingezhuang gold mine. The objective is to increase annual gold production from the 15,000 ounces produced in 1996 to approximately 90,000 ounces of gold. The production capacity of the mine would be increased from 550 to about 2,500 tpd of ore. A 10,000 meter drilling program is included in this plan to upgrade mineralized material in the Central Zone of the No. 2 orebody to probable ore reserves.

Asia Minerals has a Strategic Alliance Agreement with the Zhaoyuan Industrial Gold Group to jointly explore and develop gold projects in Shandong Province, the largest gold producing region in China. The province accounts for 25% of China's annual gold production and it contains about 33% of the country's known reserves. Other targets include the acquisition and exploration of additional gold projects in Shandong Province, other regions in China and in the Philippines.

Asia Minerals also signed an agreement to jointly explore for gold in the Muping-Rushan region of Shandong Province covering about 800 square kilometers. This region lies about 125 kilometers to the east of the Yingezhuang gold mine and is the second largest gold producing area in Shandong. The Denggezhuang and Rushan deposits located in this region each contain over one million ounces of gold at a grade of approximately 0.290 opt. However, there can be no assurance that Asia Minerals will identify mineral deposits on its property or that it will find mineral deposits of sufficient quality and/or quantity to be mined profitably. See "Special Note Regarding Forward-Looking Statements".

A further agreement was signed to explore a 600 square kilometer area for new gold discoveries in the South Qilian Mountains in northwest China. A recent survey has identified several areas of pronounced gold mineralization and discovered significant new gold geochemical anomalies. Placer gold occurs throughout the project area and is mined on a small scale. Geological zones have the potential to host very large scale gold deposits.

In January 1997, Asia Minerals acquired new gold exploration concessions in the highly prospective, but poorly explored, West Kunlun Shan (covering 15,000 square kilometers) and Altay Shan (covering 3,000 square kilometers) ranges in Xinjiang Province, China. Gold deposits in similar geological strata immediately across the border in Kirghistan, Uzbekistan and Kazakhstan indicate that both concessions have excellent exploration potential. However, there can be no assurance that Asia Minerals will identify mineral deposits on its property or that it will find mineral deposits of sufficient quality and/or quantity to be mined profitably. See "Special Note Regarding Forward-Looking Statements".

HIGHWOOD RESOURCES LTD.

In March 1996, Mountain Minerals Co. Ltd. ("Mountain Minerals") completed the purchase of Conwest Exploration Company Limited's 34.7% interest in Highwood Resources Ltd.("Highwood") for $3.4 million. In August, through a Plan of Arrangement, Highwood acquired all of the outstanding shares of Mountain Minerals. The companies combined and continued under the name of Highwood Resources Ltd. The industrial minerals activities continue under the trade names of Mountain Minerals and Limeco Products. The Company currently has a 38.6% interest in Highwood.

Mountain Minerals produces and markets industrial minerals including barite, silica, limestone and gypsum products, and zeolites. In 1996, production of barite and silica were at similar levels to those of 1995. The Chinese barite plant is operating satisfactorily and supplies high brightness barite filler and extender products to Asian markets. New markets are being developed in order that the plant can operate at full capacity. Production of limestone increased from the 1995 level while gypsum production was slightly lower. Increased production of zeolite in 1996 reflected the transition from product development to commercial production. Revenue of $12.4 million in 1996 increased approximately 6% from 1995 while cash flow from operations of $1.3 million was unchanged.

Highwood plans to develop the Thor Lake beryllium property on which $12 million has been spent. Underground and surface exploration, metallurgical testwork, and a feasibility study in the late 1980's established a mineral inventory of approximately 500,000 tons grading 1% beryllium oxide and process technology for recovery of a marketable beryllium product. Currently the feasibility study is being updated to take into account recent developments in the beryllium and specialty metals industry. Bulk samples have been taken from surface for further metallurgical testwork and market development studies.

Highwood is aggressively looking for business opportunities overseas and in April 1996 opened an acquisitions office in China.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one dominant industry segment, gold mining, carried out in the Northwest Territories and the Provinces of Ontario and Newfoundland in Canada.

REVIEW OF OPERATIONS

RECORD GOLD PRODUCTION IN 1996
The Company produced a record 389,203 ounces of gold in 1996, an increase of 5% from the 371,151 ounces produced in 1995.

Gold production in 1996 included 53,995 ounces of recovered silver (55,537 ounces in 1995) expressed as 723 ounces of gold equivalent (758 ounces in
1995).

Copper production in 1996 was 1,558,155 pounds in concentrates, 355,622 pounds or 30% more than the 1,202,533 pounds produced in 1995. The concentrate is shipped to a smelter for processing. Revenue from the sale of the concentrate is credited to minesite cash costs.

Average cash costs decreased by 4% from US$358 per ounce in 1995 to US$343 per ounce in 1996.

On a per-ton of ore milled basis, production costs decreased from C$32.79 per ton in 1995 to C$31.50 per ton in 1996, a decline of 4%.

Production in 1997 is forecast at approximately 375,000 ounces of gold at an estimated cash cost of US$325 per ounce. See "Special Note Regarding Forward-Looking Statements".



 PRODUCTION, RESERVES AND COST DATA
 ----------------------------------------------------------------------------------------------
                                    1996          1995          1994          1993         1992
 ----------------------------------------------------------------------------------------------
 PRODUCTION:
 Ore milled (tons)             5,772,771     5,556,450     3,992,472     2,892,891    2,160,230
 Recovered gold and              389,203       371,151       318,171       276,320      245,469
 equivalent (oz)
 TOTAL MINERAL INVENTORY:
 Mineable ore reserves(oz      9,875,000     9,263,000     2,516,000     2,682,000    2,133,000
 gold)
 Mineralized material (oz      7,384,000     6,303,000     3,969,000     2,327,000    2,381,000
 gold)
 Total mineral inventory
  (oz gold)                   17,259,000    15,566,000     6,485,000     5,009,000    4,514,000
 COSTS:
 Operating cost/ton                31.50         32.79         39.17         38.27        41.74
 milled(C$/ton)
 Cash cost (US$/oz)                  343           358           311           311          304
 Depreciation and                     45            29            22            14           14
 amortization (US$/oz)


                        NORTHWEST TERRITORIES DIVISION

COLOMAC MINE

 Production, Reserves and Cost Data
 ----------------------------------------------------------------------------------------------
                                                     1996        1995         1994         1993
 ----------------------------------------------------------------------------------------------
 PRODUCTION:
 Ore milled (tons)                              3,013,156   2,725,388      985,091           --
 Head grade (oz/ton)                                0.046       0.047        0.047           --
 Recovery (%)                                       87.30       92.34        87.10           --
 Recovered gold & equivalent (oz)                 122,416     117,646       40,568           --
 TOTAL MINERAL INVENTORY:
 Mineable ore reserves(oz gold)                   261,000     711,000      694,000      709,000
 Mineralized material (oz gold)                   237,000     260,000      467,000      179,000
 Total mineral inventory (oz gold)                498,000     971,000    1,161,000      888,000
 COSTS:
 Operating cost/ton milled (C$/ton)                 20.51       22.72           --           --
 Cash cost (US$/oz)                                   370         383           --           --
 Depreciation and amortization (US$/oz)                66          46           --           --

 Note: In 1994, revenue from production at Colomac was netted against start-up costs and deferred as pre-production expenses.

At the Colomac Mine gold production increased by 4% in 1996 to 122,416 ounces compared to 117,646 ounces in 1995. This improvement is attributable to an 11% increase in mill throughput. The overall grade of 0.046 opt gold was comparable to the 1995 grade. Mill recovery for 1996 was 87.30% compared to 92.34% in 1995 and in part the decrease reflected the increase in mill throughput.

Further drilling in the lower part of the orebody was completed and an improved block model was developed to reconcile reserves with actual production. This resulted in a reserve reduction of 188,000 ounces of gold.

The Colomac Mine continued to successfully operate as a zero discharge facility. The total volume of fresh water consumed for all industrial purposes at the Colomac mine site has been reduced by approximately 75% since 1994 through increased use of recycled water from the tailings impoundment.

The all-weather road between Colomac and the Kim/Cass pits was completed during the fourth quarter. However, the Company had to abandon planned mining of the Kim pit due to high lake water that encroached inside the ultimate pit limit. Because of this environmental concern the Company excluded the Kim pit reserves of 187,448 ounces from the total reserve base until such time as a satisfactory solution is found. The Cass pit does not impact on lake waters and is included in the 1997 mining plan. With the Cass ore having an average grade of 0.075 opt gold, the overall mill feed grade at Colomac is expected to be approximately 0.047 opt gold in 1997.

Gold production at Colomac in 1997 is forecast at approximately 125,000 ounces at an estimated cash cost of US$365 per ounce. See "Special Note Regarding Forward-Looking Statements".

The Company has budgeted for a $2.0 million exploration program at Colomac and its surrounding properties in 1997. The program will focus on drill testing for underground mineable ore.

GIANT MINE

 Production, Reserves and Cost Data
 ----------------------------------------------------------------------------------------------
                                           1996        1995        1994        1993        1992
 ----------------------------------------------------------------------------------------------
 PRODUCTION:
 Ore milled (tons)                      367,421     410,966     430,238     413,098    395,018
 Head grade (oz/ton)                      0.262       0.254       0.264       0.264      0.286
 Recovery (%)                             86.46       86.73       86.95       85.86      84.12
 Recovered gold and equivalent           83,385      91,423     101,176      92,948     95,878
 (oz)
 TOTAL MINERAL INVENTORY:*
 Mineable ore reserves(oz gold)         702,000     826,000     763,000     840,000    899,000
 Mineralized material (oz gold)       1,324,000   1,317,000   1,313,000   1,331,000  1,326,000
 Total mineral inventory (oz gold)    2,026,000   2,143,000   2,076,000   2,171,000  2,225,000
 COSTS:
 Operating cost/ton milled(C$/ton)       110.34      100.59       92.71       95.86      95.06
 Cash cost (US$/oz)                         357         329         289         330        324
 Depreciation and amortization               14          10          11           9         14
 (US$/oz)

 *1995 and 1996 reserves include Nicholas Lake.


The Giant Mine has been in production since 1948 and has produced more than
7.5 million ounces of gold.

In 1996 gold production decreased to 83,385 ounces as technical difficulties impacted the underground operations. Production was 9% lower than the 91,423 ounces of gold produced in 1995. Tonnages milled were also reduced by 11% to 367,421 tons from a 1995 total of 410,966 tons. These production shortfalls were due to the difficulty in accessing the higher grade ore zones north of the main workings. Mining of small, low grade stopes increased and added to the difficulty of achieving targeted production levels. Gold recovery was 86.46% in 1996, similar to recovery in 1995.

Throughout 1996, major programs focused on accessing the higher grade Supercrest, Lower B, LAW and C Zones. The new 1500 Level tram reached its targeted capacity by the end of the year when higher grade ore from the Supercrest area became available on a consistent basis. In 1997, these higher-grade development headings are expected to increase the average mill head grade. See "Special Note Regarding Forward-Looking Statements".

Cash costs of US$357 per ounce of gold were 9% higher than US$329 per ounce experienced in 1995. On a per ton of ore basis, the operating cost of C$110.34 per ton was 10% higher than in 1995. Higher milling costs resulted from low sulphur ore which has a deleterious effect on roaster feed. A detailed metallurgical testing program led to recovery improvements in the third quarter. Mill improvements identified in the test program included optimization of the flotation and carbon circuits, and several mechanical changes. In 1996, an electric power management system was implemented and is expected to reduce power consumption by 20% by the second quarter of 1997. See "Special Note Regarding Forward-Looking Statements". Because of the high cost of power (approximately 12 cents/kWh), the Company is evaluating other alternatives for generating power at the mine.

The effluent treatment plant at Giant operated in substantial compliance with the mine s water use license and the Company continued to work in cooperation with the N.W.T. government on reducing ground level concentrations of sulphur dioxide in the Yellowknife area resulting from operation of the roaster facility. The Company's Water Use License expires in 1998 and the permitting process for renewal will commence in the second quarter of 1997.

A successful personnel recruiting effort, combined with completion of the 1500 Level tram and higher-grade development headings, are expected to increase production at the Giant Mine in 1997. See "Special Note Regarding Forward-Looking Statements".

Production in 1997 is forecast at 90,000 ounces of gold at an estimated cash cost of US$315 per ounce of gold. See "Special Note Regarding Forward-Looking Statements".

                               ONTARIO DIVISION

 Production, Reserves and Cost Data
 ------------------------------------------------------------------------------------------
                                     1996          1995        1994        1993        1992
 ------------------------------------------------------------------------------------------
 PRODUCTION:
 Ore milled (tons)              1,381,665     1,329,846   1,350,007   1,330,722   1,224,797
 Head grade (oz/ton)                0.086         0.067       0.069       0.072       0.089
 Recovery (%)                       87.60         90.20       89.20       89.60       90.10
 Recovered gold and               104,577        80,120      85,755      87,346      98,898
 equivalent (oz)
 TOTAL MINERAL INVENTORY:*
 Mineable ore reserves (oz      3,993,000     2,656,000     716,000     386,000     378,000
 gold)
 Mineralized material (oz       3,278,000     1,885,000   1,712,000     506,000     719,000
 gold)
 Total mineral inventory        7,271,000     4,541,000   2,428,000     892,000   1,097,000
 (oz gold)
 COSTS:
 Operating cost/ton milled          30.06         30.29       28.34       26.25       30.25
 (C$/ton)
 Cash cost (US$/oz)                   291           368         327         310         310
 Depreciation and                      53            20          37          20          15
 amortization (US$/oz)

 *Reserves include Pamour Mine, Nighthawk Mine, Matachewan, Nighthawk Lake properties, and
 Duport project.

The Pamour Mine is located approximately 15 miles east of the City of Timmins, Ontario and has been in production for 60 years since operations commenced in 1936. During this period the mine has produced more than four million ounces of gold. Total gold production from Royal Oak's properties in the Timmins gold camp exceeds 43 million ounces.

The 4,000 tpd capacity mill at Pamour processes ore from the Pamour underground mine, the two Pamour open pits, the adjacent Hoyle underground mine and the Nighthawk underground mine.

In 1996, gold production at the Pamour mill increased to a record 104,577 ounces, an increase of 31% from the 80,120 ounces produced in 1995.
Production from the Pamour and Hoyle underground operations accounted for 45,102 ounces, and the Pamour open pits for 28,260 ounces. The Nighthawk Mine produced 31,215 ounces of gold.

A record 1,381,665 tons of ore were milled in 1996. This was 4% higher than the 1,329,846 tons milled in 1995. In 1996, mill head grade increased by 28% to 0.086 opt gold from 0.067 opt in 1995. This increase resulted from processing higher grade ore from the Nighthawk Mine which reached full production early in the year, and from mining higher grade ore from the Hoyle underground operation where development was accelerated into areas of higher grade ore in the second quarter of the year.

Gold recovery of 87.60% was 3% lower than the recovery of 90.20% recorded in 1995, due in part to the higher throughput. A number of operating improvements will be implemented in 1997 that are expected to increase mill recoveries to former levels. A major electrical conversion from 25 cycle to 60 cycle power was completed in the mill which included the installation of more efficient electric motors and switchgear.

In 1996, cash costs decreased by 21% to a record US$291 per ounce of gold from US$368 per ounce in the previous year. This significant decrease is mainly attributable to the impact of mining and processing higher grade ores. The operating cost of C$30.06 per ton of ore milled was marginally lower than in 1995. Cost savings have been realized underground at Pamour by changing the mining method in some stopes from sub-level retreat to blasthole open stoping. In the open pits, the purchase of additional trucks and shovels has improved loading and haulage efficiencies and has resulted in cost savings.

In 1997, production at the Pamour Mine is budgeted at approximately 110,000 ounces of gold at an estimated cash cost of US$285 per ounce. See "Special Note Regarding Forward-Looking Statements".

NIGHTHAWK

The Nighthawk Mine is located 10 miles from the Pamour mill which processes ore from the mine. The mine was operated between 1924 and 1927 and produced 99,628 tons of ore grading 0.32 opt of gold. Royal Oak developed the Nighthawk Mine, placing it into production in September 1995. Full production of 750 tpd was attained in May 1996. In 1996, the Nighthawk Mine produced 31,215 ounces of gold from 260,470 tons of ore.

The orebody is accessed by ramp which was driven from 450 feet to 625 feet below surface during the year. The Company plans ultimately to extend the ramp to 750 feet below surface. In addition, 8,654 feet of lateral development was completed during the year. Mining methods for this underground mine are primarily longhole open stoping, with 50 feet between sublevels.

The three principal ore zones, the Main Zone, 1 Zone and 4 Zone, have been developed on the upper levels with the largest tonnage of ore being mined in the Main Zone. The Ramp Zone, located 500 feet along strike from the Main Zone, is currently being drilled to establish continuity within the zone and to explore the potential between the Ramp Zone and the Main Zone.

The mineral inventory at the Nighthawk Mine at the end of 1996 was 1.246 million tons grading 0.148 opt of gold. In 1997, 10,000 feet of drilling is planned in order to upgrade 400,000 tons from mineralized material to mineable ore and to further investigate the potential of the deposit at depth.

An effluent treatment plant was installed at the mine to manage un-ionized ammonia levels contained in the ground water pumped from the mine.

PAMOUR EXPANSION

At the Pamour Mine, low grade mineralization surrounds the higher grade bulk stopes and has been drilled to examine the potential for large scale open pit mining.

The results of recent drilling programs have been included in a geological database which contains data from over 60 years of exploration, development and production. Drilling has outlined over 2,628,000 ounces of gold in open pit reserves with further potential still to be tested to depth and along strike. This new reserve represents an increase of 1.2 million ounces of gold over the Pamour 1995 year-end mineable reserves and a projected mine life of approximately 20 years. See "Special Note Regarding Forward-Looking Statements". Three surface drills and two underground drills were employed on the open pit (now called 60 Pit) program in 1996, drilling over 242,000 feet in 388 holes.

Preliminary studies indicate that there is sufficient geological potential for open pit ore, when supplemented with ore from the Hallnor, Pamour, Nighthawk and Ronnoco properties, to justify construction of a new 15,000 tpd mill. A feasibility study is being carried out to optimize the design of 60 Pit and to determine the most economic production scheduling of underground and open pit mining at the Company's Timmins operations.

The initial phases of development have commenced as drilling continues on 60 Pit. Computerized modeling, mine planning, environmental baseline studies, preliminary engineering of the mill and pre-stripping of the pit are all underway. Ore from 60 Pit and the other sources is scheduled to be processed in the new 15,000 tpd mill in the fourth quarter of 1999.


                             NEWFOUNDLAND DIVISION

HOPE BROOK MINE


 Production, Reserves and Cost Data
 -------------------------------------------------------------------------------------------
                                        1996        1995        1994        1993        1992
 -------------------------------------------------------------------------------------------
 PRODUCTION:
 Ore milled (tons)                 1,010,529   1,090,250   1,227,136   1,149,071     540,415
 Head grade (oz/ton)                   0.087       0.090       0.089       0.101       0.109
 Recovery (%)                          89.83       84.43       82.10       82.48       86.17
 Recovered gold and equivalent        78,825      81,962      90,672      96,026      50,693
 (oz)
 TOTAL MINERAL INVENTORY:
 Mineable ore reserves (oz            63,000     215,000     343,000     746,000     856,000
 gold)
 Mineralized material (oz gold)      104,000     399,000     477,000     311,000     336,000
 Total mineral inventory (oz         167,000     614,000     820,000   1,057,000   1,192,000
 gold)
 COSTS:
 Operating cost/ton milled             37.58       35.35       32.30       31.48       28.90
 (C$/ton)
 Cash cost (US$/oz)                      353         343         320         292         254
 Depreciation and amortization            37          32          23          13          10
 (US$/oz)

The Hope Brook Mine experienced a difficult year as ground control problems affected operations. Gold production of 78,825 ounces was 4% less than the 81,962 ounces produced in 1995. Both tonnage and grade were down by 7% and 3%, respectively, from 1995 results. The mine operated continuously except for a one week shutdown due to a sill pillar failure in the fourth quarter.

Mill recovery of 89.83% exceeded 1995 recovery of 84.43% by 6%. The mill was shut down as a cost saving measure for two months in the spring and for two weeks in October because mining operations could not produce sufficient ore to feed the mill continuously at full capacity. During the mill shutdown ore was stockpiled and major mill maintenance was completed. Mill operations resumed at full capacity during the remaining periods of the year by supplementing mine feed with stockpiled material.

Cash costs of US$353 per ounce were 3% higher than 1995 costs of US$343 per ounce. Operating costs on a per-ton of ore milled basis increased in 1996 to C$37.58 or 6% from C$35.35 in 1995. This increase in cost reflects both the difficult ground conditions experienced as the year progressed and the impact of grinding harder ore in the mill.

In 1996, the Company purchased the Cape Ray deposit, located 37 miles west of Hope Brook, which contains 500,000 tons grading 0.294 opt gold. The drilling program at Cape Ray during the year was designed to follow up on untested and inadequately tested drill targets and to delineate open pit tonnages on the 51 Zone. The drilling confirmed earlier indications of high grade material near surface, however the high cost of transporting the ore to Hope Brook rendered the project uneconomic. As a result, the Cape Ray reserves have not been included in the corporate total.

Considering the limited mine life at Hope Brook and the improved profitability presented by the Matachewan project, the Company decided to shut down all operations at Hope Brook in the third quarter of 1997 and to relocate substantially all of the components of the facility to the Matachewan site in Ontario.

In preparation for closure, reclamation plans for the Hope Brook mine site have been updated and expanded in detail. Plans for the reclamation of the open pit, waste rock dumps, tailing impoundment areas and other surface disturbances are in place ready for implementation beginning in the second half of 1997.

In 1997, production at Hope Brook is forecast at 50,000 ounces at an estimated cash cost of US$340 per ounce. See "Special Note Regarding Forward-Looking Statements".

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Royal Oak currently does not carry on any operations for mining and treatment of ore outside of Canada (other than through its interest in Asia Minerals and Highwood). The Company sells its gold production in US dollars which are converted to Canadian dollars, the currency in which the majority of the Company's costs are incurred. The Company reports financial data in Canadian dollars. The Company has US$/C$ foreign currency hedge contracts in place, the status of which are described in Note 12(c) to the Consolidated Financial Statements.

EXPLORATION

Royal Oak's exploration strategy combines the close focus on satellite deposits adjacent to the existing operations with the acquisition of advanced stage development properties to ensure a steady supply of projects with the potential to maintain long-term growth in gold production.

All exploration activities are managed out of the Company's Kirkland, Washington corporate office. In addition, the Company has an Eastern Canadian office in Timmins, a Western Canadian office in Yellowknife, N.W.T. and a British Columbia office in Smithers.

Exploration expenditures during 1996, including exploration activities at operating mines, totaled $12.9 million with the primary focus on outlining additional reserves proximate to the Company's mines. With an exploration budget of $10 million in 1997, the main exploration objective will be to expand the reserves by 500,000 ounces of gold. See "Special Note Regarding Forward-Looking Statements".

MARKETING

The principal product produced at all the divisions is gold bullion dore bars which are shipped to refineries for further refining. Sales of the refined gold are made to various banks and bullion dealers and are based both on previously hedged prices and on spot market prices. The dore bars also contain silver which is separated from the gold in the refining process and Royal Oak is credited with the silver content at spot market rates. The silver credit amounts to approximately 55,000 ounces of silver per year.

U.S. dollar proceeds generated through the sale of gold bullion are converted to Canadian dollars and are based primarily on the exchange rate in effect at the date of conversion.

The Company engages in hedging transactions to minimize the impact of fluctuations in gold, oil and foreign currency prices. The credit risk related to hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. The Company has also limited credit risk by dealing with large credit-worthy institutions and by limiting credit exposure to each. See Note 12(c) of the Consolidated Financial Statements for the particulars on the Company's hedging activities.

Benchmark prices for gold are generally based on the London gold market quotations. The following is a summary of London afternoon fixing prices (US$ per ounce) for gold bullion for each of the last five years:

                               High               Low            Average
                            -------           -------            -------
 1996                       $414.80           $367.40            $387.88
 1995                        395.55            372.40             384.07
 1994                        395.80            371.35             384.13
 1993                        405.60            326.10             359.82
 1992                        359.60            330.35             343.95

ENVIRONMENTAL

The Canadian mining industry is subject to stringent environmental regulations. Government regulation of the industry requires extensive monitoring activities and contingency planning. All phases of the Company's activities are subject to legislation from exploration through mine development, and mine operations through decommissioning and reclamation. In 1996 all of the Company's operations have continued to be in compliance in all material respects with applicable environmental legislation. There were no environmental related legal proceedings pending against the Company in 1996.

The Hope Brook Mine operated in substantial compliance with the terms and conditions contained in the mine's operating Certificate of Approval in 1996. This Certificate is a perpetual certificate. In December 1995, the operation failed to comply with effluent quality limits on a weighted monthly average basis. This non-compliance rose from a circuit upset which occurred over a three day period. Steps have been taken by management to respond to such circuit upsets in a more timely fashion. The Newfoundland Department of Environment was advised of the non-compliance condition and of the action plan initiated by the Company to prevent recurrence. To the Company's knowledge, no action has been taken at this time by the regulator.

The Pamour Mine and the Nighthawk Mine operated in substantial compliance with all of the terms and conditions of their respective operating Certificates of Approval in 1996. Both of these certificates are perpetual.

In 1996, the Giant Mine operated in substantial compliance with all of the terms and conditions of its Water Use License. In response to a complaint filed under the Northwest Territories Environmental Rights Act alleging damages to vegetation to the northwest of the mine site, the Northwest Territories government is considering draft regulations under the Environmental Protection Act (Northwest Territories) that would control the amount of permissible sulphur dioxide emissions from the Company's roaster facility at the Giant Mine. The Company has undertaken a cooperative program with the regulators to evaluate the technical feasibility of such emission controls and of the environmental and economic impact of such regulations on the Giant Mine. The federal government of Canada is considering the drafting of new regulations under the Environmental Protection Act (Canada) that would control the amount of permissible airborne arsenic emissions from the Company's roaster facility at the Giant Mine. The government is currently assessing the socio-economic benefits and impacts that would accrue from implementing new regulations in the area of airborne arsenic emissions. The Company's Giant roaster facility currently operates in compliance with all existing environmental requirements. On May 1, 1993, Royal Oak was granted a five-year renewal of its license to use water at the Giant Mine to a new expiry date of April 30, 1998.

The Colomac Mine operated in substantial compliance with all of the terms and conditions of its Water Use License in 1996, which is effective through February 1999. The Company implemented measures to reduce fresh water consumption in the Colomac Mill in compliance with new standards that came into effect in 1996.

In 1996, the Company spent approximately $1.5 million on capital improvements and $2.4 million on operations and maintenance for environmental matters. The Company expects to spend the same amount in 1997 for these matters with the exception of Hope Brook. Reclamation costs due to the closure of Hope Brook are estimated to be $6.3 million in 1997. A provision for this amount was made in 1996. The majority of the operating costs incurred are related to effluent treatment plants at the Giant Mine and the Hope Brook Mine, as well as increasing the height of tailings pond dykes at the Pamour Mine.

The Company recognizes that it has a responsibility to operate in a manner that minimizes the impact of its mining operations on the environment. To this end, the Company upgrades its policies and practices on a continuing basis with a view to surpassing regulatory guidelines. In 1994, the Company instituted an Environmental Code of Practice which established principles under which the Company manages the environmental performance of its operations. These principles encompass compliance with all applicable statutory legislation, minimizing risk to the environment, self monitoring of environmental protection management programs, and communicating effectively with governments and the public on environmental protection matters. In 1996, the Company commenced development of a formal environmental management system, including periodic internal audits and reporting of results, based on standards developed by the Canadian Standards Association.

RECLAMATION

Where feasible, reclamation is conducted by the Company concurrently with mining. In general, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site once mining and mineral processing operations are completed as well as by appropriately managing residual waste. These reclamation activities are conducted in accordance with detailed plans which have been reviewed and, where applicable, approved by the appropriate regulatory agencies. In Ontario, the Northwest Territories and British Columbia, the Company is required to post security against all or part of the estimated cost of such reclamation and has done so. The Company has completed and filed reclamation plans for all of its active operations. Reclamation plans have also been prepared for most of the Company's inactive sites and reclamation is well advanced on many of these sites. The Company's total estimated cost of reclamation at all active and inactive mining properties is $33.5 million. The Company has accrued $17.6 million in reclamation and closure costs through December 1996 and will charge the remaining amount to operations, over the remaining lives of its operations, on a unit-of-production basis. As of December 31, 1996 and 1995, the Company had outstanding bonds and letters of credit for reclamation of $4.7 million and $4.9 million, respectively. Further, the Company believes that the salvage value of its assets at its various mine sites will be sufficient to fund the majority of these reclamation costs.

PERMITTING

Permitting of the Company's operating divisions is an ongoing process, and as the Company expands, it regularly amends its existing permits and obtains new permits as required to sustain operations in compliance with the appropriate legislation. The Company believes it has obtained all of the permits and licenses for its current operations.

In 1995, the Company obtained an amended Certificate of Approval for the Pamour operation from the Ontario Ministry of Environment and Energy authorizing a 20% increase in the permitted mine capacity to 4,500 tons per day.

The Company has obtained all of the approvals, permits and licenses required to commence construction on the Kemess South Project in north central British Columbia and construction is currently under way. The Company is well advanced in its application for all of the approvals, permits and licenses required to commence mining operations in the second quarter of 1998.

EMPLOYEE RELATIONS

At year-end 1996 the Company's employees numbered 1,422 persons, comprising 435 salaried staff and 987 hourly paid employees.

The Company has a working partnership with two primary labor unions: the United Steelworkers of America which represents members at the Colomac, Pamour and Hope Brook mines and the Canadian Auto Workers (CAW) which represents members at the Giant Mine.

On November 1, 1996 the Company and the United Steelworkers of America representing hourly paid labor at the Colomac Mine signed a three-year collective labor agreement which provides for no work stoppages.

On July 1, 1996 the Company and the United Steelworkers of America representing hourly paid labor at the Pamour Mine signed a collective labor agreement covering a three-year period. Prior agreements were for a two-year period.

The collective labor agreement with the United Steelworkers of America at the Hope Brook Mine expires on May 1, 1997. It is anticipated that with the scheduled closing of the mine in September 1997, the current agreement will be extended until closure date.

The collective agreement with the CAW at the Giant Mine expired on November 16, 1996. It contains a provision that there cannot be a strike or a lockout at the end of the agreement. Any matters which cannot be resolved between the parties will be presented for binding arbitration. The terms of a new agreement are currently under mediation and a decision is expected in mid-April 1997.

ITEM 2 - PROPERTIES

The Company's worldwide headquarters are located in Kirkland, Washington. Mine offices are located in or near Smithers, British Columbia; Yellowknife, Northwest Territories; Timmins, Ontario; and Hope Brook, Newfoundland.

SUMMARY OF MINEABLE (PROVEN AND PROBABLE) ORE RESERVES

Future production is contingent on available mineable ore reserves. See "Special Note Regarding Forward-Looking Statements". Ore reserves were estimated by the Company at December 31, 1996, using anticipated operating costs and C$527 (US$390) per ounce as the projected price of gold.

                                 Tons*       Grade     Ounces*
                               (000's)    (oz/ton)     (000's)
                               -------    --------    --------
 GOLD
 BRITISH COLUMBIA DIVISION
 Red Mountain                    3,053       0.262         800
 Kemess                        220,947       0.018       4,056
                               -------       -----       -----
 Total                         224,000       0.022       4,856
                               -------       -----       -----
 NORTHWEST TERRITORIES DIVISION
 Giant Mine**                    2,078       0.338         702
 Colomac***                      5,292       0.049         261
                               -------       -----       -----
 Total                           7,370       0.131         963
                               -------       -----       -----
 ONTARIO DIVISION
 Timmins ****                   66,835       0.042       2,790
 Matachewan                     12,440       0.066         820
 Duport                          1,008       0.380         383
                               -------       -----       -----
 Total                          80,283       0.050       3,993
                               -------       -----       -----
 NEWFOUNDLAND DIVISION
 Hope Brook                        708       0.089          63
                               -------       -----       -----
 Total                             708       0.089          63
                               -------       -----       -----
 Total Royal Oak Mines         312,361       0.032       9,875
                               =======       =====       =====

 *Tons and ounces are rounded to the nearest thousand.
 **Includes Nicholas Lake.
 ***Includes Cass.
 ****Includes Nighthawk Mine.

                                  Tons       Grade      Pounds
                               (000's)         (%)     (000's)
                               -------     -------      ------
 COPPER
 BRITISH COLUMBIA DIVISION
 Kemess                        220,947       0.224     989,843
                               =======     =======     =======


SUMMARY OF MINERALIZED MATERIAL

The following table presents mineralized material by property as of December 31, 1996. Mineralized material is estimated by the Company. This mineralized material has not been included in the mineable ore reserve estimates because even though enough inspection, sampling and measurement has been done to indicate sufficient tonnage and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially mineable orebodies until further drilling, metallurgical work, and other economic and technological feasibility factors based upon such work are resolved.

                                       Tons*        Grade     Ounces*
                                     (000's)     (oz/ton)     (000's)
                                     -------     --------     -------
 GOLD
 BRITISH COLUMBIA DIVISION
 Red Mountain                            524        0.203         106
 Kemess                              173,063        0.011       1,918
                                     -------     --------     -------
 Total                               173,587        0.012       2,024
                                     -------     --------     -------
 NORTHWEST TERRITORIES DIVISION
 Giant Mine**                          5,992        0.221       1,324
 Colomac***                            4,107        0.058         237
                                     -------     --------     -------
 Total                                10,099        0.155       1,561
                                     -------     --------     -------
 ONTARIO DIVISION
 Timmins****                          41,599        0.060       2,479
 Matachewan                            6,357        0.075         477
 Duport                                1,007        0.320         322
                                     -------     --------     -------
 Total                                48,923        0.067       3,278
                                     -------     --------     -------
 NEWFOUNDLAND DIVISION
 Hope Brook                            1,048        0.099         104
                                     -------     --------     -------
 Total                                 1,048        0.099         104
                                     -------     --------     -------
 UNITED STATES DIVISION
 Copperstone                           2,424        0.172         417
                                     -------     --------     -------
 Total                                 2,424        0.172         417
                                     -------     --------     -------
 Total Royal Oak Mines               236,082        0.031       7,384
                                     =======     ========     =======

 *Tons and ounces are rounded to the nearest thousand.
 **Includes Nicholas Lake.
 ***Includes Cass.
 ****Includes Nighthawk Mine

                                        Tons        Grade      Pounds
                                     (000's)          (%)     (000's)
                                      ------      -------     -------
 COPPER
 BRITISH COLUMBIA DIVISION
 Kemess                              173,063        0.180     623,026
                                     =======       ======     =======

For details concerning the total cost of property, plant and equipment at each of the sites, see Note 4 to the Consolidated Financial Statements.


BRITISH COLUMBIA DIVISION

KEMESS SOUTH

BACKGROUND

The Kemess South Project is located 182 miles northwest of Mackenzie, British Columbia, and to the east of Thutade Lake. Currently, access to the area is by air from Smithers or Prince George to the airstrip on site (a 5,225 foot gravel strip), or from the south via an all-weather road from Fort St. James or Mackenzie.

In May 1993, Royal Oak acquired 39% of Geddes, a company whose only significant asset was a 100% interest in a block of mineral claims located in the vicinity of Windy Craggy mountain in northwestern British Columbia. In June 1993, the British Columbia provincial government announced that it would permanently protect, as a provincial park, the region which included Windy Craggy, and would provide compensation for holders of mineral claims in the area. Subsequently, in December 1994, the United Nations Educational, Scientific and Cultural Organization (UNESCO) designated the Tatshenshini-Alsek Provincial Park, which includes Windy Craggy, a World Heritage site.

In May 1995, the British Columbia provincial government commenced active negotiations with senior officers of Geddes pertaining to compensation respecting Windy Craggy. In order to facilitate such negotiations, Royal Oak indicated to the British Columbia provincial government a willingness to purchase the Kemess and Red Mountain properties and to develop these properties, provided appropriate project support and investment arrangements were provided by the British Columbia provincial government.

In January 1996, the Company completed the acquisition of Geddes, El Condor and St. Philips. The remaining outstanding shares of Geddes were acquired for shares of the Company and cash with a total acquisition cost of $40.9 million; the outstanding shares of El Condor were acquired for shares of the Company and cash worth $110.6 million; and the outstanding shares of St. Philips were acquired for $38.6 million in cash. El Condor and St. Philips owned the Kemess South property and El Condor owned the Kemess North property. These properties are now owned by Kemess Mines Inc. (formerly Geddes Resources Limited). Although the Company will continue to evaluate the potential of the Kemess North property, there is presently no plan to develop this property until mining is well underway on Kemess South.

On April 29, 1996, the British Columbia provincial government announced that it had issued a Project Approval Certificate for the Kemess South Project which entitled the Company to proceed with permitting applications for construction of a mine site and attendant infrastructure and since then, all of the necessary permits material to construction have been granted. Federal approval under the Environmental Assessment Act (Canada) and the Fisheries Act (Canada) was received on November 6, 1996, and will facilitate completion of all infrastructure impacting on viable lakes and streams in the project area.

TIMETABLE FOR DEVELOPMENT

Construction of the Kemess South Project commenced in July 1996 and is anticipated to be completed in April of 1998. The construction phase currently employs a work force of approximately 350 persons and is expected to peak at 650 to 700 persons.

The engineering of the processing facilities, which commenced in November 1995, was completed in February of 1997. Teshmont Consultants Inc. of Winnipeg is managing construction of the power line and Knight Piesold Ltd. has designed the tailings dam.

COMPENSATION, FINANCIAL ASSISTANCE AND INVESTMENT

The Company currently estimates that its total capital costs for the Kemess South Project will be approximately $390 million plus the land acquisition cost. The net book value of the property, plant and equipment of the Company's British Columbia operations which include the Kemess South Project, was approximately $271.9 million as of December 31, 1996.

The Company expects to bring the Kemess South Project into production in the second quarter of 1998. The project development will be facilitated by up to $166 million of economic assistance, investment and compensation from the British Columbia provincial government as described below. The Company is not obligated to repay the British Columbia provincial government any of such amounts. Section 25 of the Financial Administration Act (British Columbia) provides that, notwithstanding the commitment to pay, any payment of money by the British Columbia provincial government pursuant to an agreement is subject to (i) an appropriation being available for that agreement in the year in which the payment falls due and (ii) the Treasury Board not having controlled or limited expenditure under any such appropriation.

The compensation, financial assistance and investment of up to $166 million to be provided by the British Columbia provincial government consist of the following components described below:

   (i) Compensation - $29 million payable over two years. On April 15, 1996, the Company s wholly-owned subsidiary, Kemess Mines Inc., received the first of two equal compensation payments of $14.5 million. The final payment is due in April 1997.

   (ii) Royalty interest investment - $50 million to develop on and off-site mine infrastructure for the Kemess South Project. The Company will pay the British Columbia provincial government a royalty of 4.8% on all copper extracted and processed from the Kemess South Project.

   (iii) Power line installation - $49 million payable over three years to cover the cost of constructing a 380 kilometre power line from the Kennedy substation to the Kemess Mine site together with related equipment. The Company is evaluating alternate sources to supply the power. The power line will be owned and operated by the Company for at least 20 years.

   (iv) Regional resource infrastructure - $14 million payable over 14 years for emergency health facilities, airport facilities and for developing and maintaining a connector road.

   (v) Human resource development program - $4.0 million payable over two years to facilitate recruitment, selection, relocation, mobility, training, upgrading and safety training for personnel working at the Kemess South Project.

   (vi) Mining development - $20 million to be matched dollar for dollar for the development of properties in British Columbia, including the Kemess and Red Mountain properties and extensions.

   (vii) Facilitation and support - The British Columbia provincial government agreed to facilitate and support the Company with respect to the negotiation of appropriate contracts of rail transport, port and power charges and to facilitate the review and consideration of the development of the orebody and construction of mining and processing facilities relating to the project pursuant to all applicable legislative, environmental, permitting and other governmental requirements.

The compensation, financial assistance and investment outlined above are documented in a legally binding Heads of Agreement signed on August 18, 1995. This agreement contemplated that the provisions of the Heads of Agreement would be embodied in a formal agreement to be negotiated between the parties. This formal agreement is currently being negotiated. Part of the monies owed pursuant to the Heads of Agreement has been deferred until the formal agreement is signed. Signing of the formal agreement is expected in the second quarter of 1997.

OWNERSHIP

The Kemess property consists of 311 staked mineral claims in three distinct groups that cover approximately 71,718 acres. The Kemess South property was owned by El Condor and St. Philips, and the Kemess North property was owned by El Condor. The property was transferred to Kemess Mines Inc. pursuant to the
winding up of El Condor and St. Philips.   The Company will pay the British
Columbia provincial government a royalty of 4.8% on all copper extracted and processed from the Kemess South Project. In addition, there are two royalty agreements that affect a small number of claims.

GEOLOGY

The Kemess South deposit is a large low grade gold-copper porphyry-type deposit. It is hosted by a flat-lying porphyritic quartz monzodiorite intrusion. Pyrite, the dominant sulphide, occurs as veins and fracture coatings accompanying quartz stringers. Chalcopyrite occurs as disseminated grains and in quartz stockwork veins. Native gold is included within or is peripheral to grains of chalcopyrite, and gold grades correlate closely with those of copper in the hypogene zone.

The highest grade of gold and copper mineralization correlate with zones of intense quartz stockwork development.

A supergene zone, comprising 20% of the deposit, formed during a period of weathering synchronous with the formation of the Late Cretaceous Sustut Basin. Copper grades within this zone are locally leached or enriched, while gold concentrations remain relatively unchanged. Native copper is the dominant secondary copper mineral except at the base of the supergene zone where chalcocite becomes increasingly abundant.

MINING AND MILLING

The development plan contemplates that the deposit will be mined at an average rate of approximately 107,000 tons per day at an estimated cost of $1.56 per ton. Milling at the rate of approximately 50,000 tons per day is projected to cost approximately $1.81 per ton. At this mining rate, the life of the project is estimated to be approximately 16 years. See "Special Note Regarding Forward-Looking Statements".

ORE RESERVES

Ore reserves for the Kemess South Project were calculated in a 1993 pre-feasibility study completed by Kilborn Engineering Pacific Ltd., for El Condor and St. Philips, the former owners of the property. These reserves were reviewed by Royal Oak prior to the purchase of the property in 1995. In addition, they were independently verified for the Company in February, 1996. Reserves for this property are 221 million tons of ore averaging 0.018 ounces per ton of gold and 0.224% copper. These reserve estimates contain allowances for mining losses and dilution, but not for losses in milling. Net smelter return calculations were carried out on mineralization at Kemess South in order to determine the value that would be returned from mining and processing. These estimates included all transportation and smelter charges. The prices of gold and copper used in the above feasibility studies were US$350 per ounce and US$1.00 per pound, respectively, with an exchange rate of US$0.78/Cdn $1.00.

RED MOUNTAIN

BACKGROUND

The Red Mountain project area is located in the Coastal Mountain Range, 11 miles east of the seaport of Stewart, in northwestern British Columbia. Currently, access to the property is by helicopter from Stewart, however, a road has been constructed to a potential portal site in Bitter Creek adjacent to the ore zone but at a lower elevation.

OWNERSHIP

The property consists of 160 staked mining claims that cover 93,791 acres.
The Company acquired 100% of the Red Mountain property from Barrick Gold for one dollar and the obligation to spend $3 million on the property. The Company assumed all past environmental liabilities, estimated at $3.0 million, as part of this purchase. The Company expended $8.0 million on a surface and underground development program which was completed in late 1996, thereby fulfilling its expenditure obligation. The prior owner is entitled to receive a 1% net smelter return royalty on all production from a portion of the property, and on production over 1.85 million ounces of gold, an additional $10.00 per ounce of gold is payable. In addition, the Company is required to pay a 2.5% net smelter return royalty to a third party.

GEOLOGY

The Red Mountain orebody is a hydrothermal gold deposit related to a multiphase intrusion. The Red Mountain area is underlain by Upper Triassic to Middle Jurassic sedimentary and volcanic rocks of the Hazelton Group. Early Jurassic plutons, sills and dykes have intruded this volcanic-sedimentary assemblage, the largest of which (the Goldslide-Hillslide intrusion) lies beneath Red Mountain. The orebody currently consists of three northwest plunging, southwest dipping elliptical zones located beneath the summit approximately at the contact between two phases of the Goldslide intrusion and hosted within both the stratified sediments and the Hillslide intrusion. Both the ore zones and the host rocks have been disrupted by northwest plunging folds and at least two phases of brittle faulting.

An extensive surface and underground drilling program was completed in 1996. The drilling showed that the JW Zone was truncated to the north by faulting or folding. However, drilling intersected Red Mountain type mineralization closer to the valley floor within a zone now called the SF Zone situated 1,000 feet below and 1,000 feet due north of the JW Zone. The short field season prevented sufficient drilling to fully define the SF Zone's extent and grade.

MINING AND MILLING

It is estimated that over US$30 million was spent by former owners of this property, Lac Minerals and Barrick Gold, between 1991 and 1994 outlining and developing the Marc, AV and JW Zones, which included 300,000 feet of drilling. These zones remain open down-plunge and the exploration potential for the area north of the deposit is deemed by the Company to be excellent.

It is expected that the Red Mountain mine will be operated as an underground mine. The source of power for this property is expected to be British Columbia Hydro.

ORE RESERVES

The Red Mountain deposit contains 800,000 ounces of gold in the mineable category, grading 0.262 ounces of gold per ton.


NORTHWEST TERRITORIES DIVISION

COLOMAC MINE

Selected Operating Data

                                                     Years ended December 31,
                                        1996        1995        1994        1993        1992
                                     -------      ------      ------      ------     -------
 Tons of ore milled (000's)          3,013.2     2,725.4      *985.1           -           -
 Average grade of ore milled
  (oz of gold per ton or "opt")        0.046       0.047       0.047           -           -
 Production of gold - ozs            122,416     117,646      40,568           -           -
 Employees at period end                 222         194         258           -           -
 Cash cost per ounce (US)**             $370        $383           -           -           -

 *Mine reopened.
 **In 1994 revenue from production at Colomac was netted against start-up costs and the difference was deferred as pre-production costs.

BACKGROUND

The Colomac Mine, which is located approximately 137 miles northwest of Yellowknife in the vicinity of Indin Lake, was acquired in April 1993 from Neptune Resources Corp. ("Neptune") after having been shut down since June 1991. Stripping operations at the Colomac Mine recommenced in March 1994, and the first gold production was realized in July 1994. As of December 31, 1996, the Colomac Mine and the nearby Cass deposit had mineable ore reserves of 261,000 ounces of gold and additional mineralized material of 237,000 ounces of gold. The property is accessible by winter road from Yellowknife for approximately three months each year or on a year round basis by chartered aircraft to a 5,000 foot airstrip at the mine site. The Cass property which is located 9 miles southwest of the Colomac Mine is expected to provide feed for the Colomac Mill in 1997.

OWNERSHIP

The Colomac property is comprised of 4 mining leases and 3 surface leases which cover approximately 3,400 acres. In 1993, the Company acquired the Colomac Mine and surrounding properties in exchange for shares of Royal Oak worth $7,875,000. In a simultaneous transaction, the Company acquired the gross production royalty on the Colomac property in exchange for shares of Royal Oak worth $4,000,000. The Company holds a 100% interest in the leases. The mining leases are subject to an operating royalty payable to Neptune, when the average price of gold for a calendar year exceeds US$400 per ounce. Amounts payable are $1.0 million or $2.0 million annually depending on the average price of gold. No amount has been payable under this royalty to date. Obligations under this agreement expire after five years of production, which is currently expected to be reached at the end of 1999. The net book value of the Colomac property, plant and equipment was approximately $31.6 million as of December 31, 1996.

The Cass property consists of 12 leased mining claims covering approximately 15,322 acres, and accessible from Colomac by an all-weather road that was constructed in 1996.

In 1994, the Company entered into an agreement with Echo Bay Mines Ltd. as operator of a joint venture pursuant to which the joint venture granted the Company an option to acquire up to a 100% interest in the Kim-Cass property, exclusive of diamond rights, by placing the property into production within a four year period. The Company is obligated to incur minimum annual exploration expenses of $250,000 on the property during the four-year earn-in period and has the right to extend the earn-in period for consideration of $100,000 per year. Upon the Company placing the Kim-Cass property into production, the property will be subject to a net smelter return royalty which will be on a sliding scale based on the price of gold. The Company has spent over $1.0 million for exploration on the property to date, which spending satisfies the option requirements.

A $2.0 million exploration program will be implemented at Colomac and its surrounding properties in 1997. The program will focus on drill testing for underground mineable ore.

MILLING AND MINING FACILITIES

The Colomac Mine uses conventional open pit mining techniques. The mill, built in 1989, is a conventional 9,300 tons per day CIP circuit with historical recoveries of approximately 90%. The mill circuity was modified, including installation of a pebble crusher bypass in 1996, to overcome operating difficulties and to facilitate the processing of 10,000 tpd of ore. The plant and equipment are generally in good to excellent condition. The design of the open pit was carried out with computer-aided mine design software which allows for block model generation, reserve calculation and interactive pit design. The power for this property is diesel-generated on site.

GEOLOGY

The Colomac orebody is hosted within a large quartz feldspar porphyry sill of the Pre-Cambrian age. It was later tilted into a vertically dipping orientation and has been named the Colomac Dyke. This intrusion was fractured and recemented by quartz veinlets containing free gold and pyrite. The Colomac Dyke averages 120 feet wide in the Zone 2.0 pit. It has a strike length of approximately 7 miles. The Main Zone occurs within a package of steeply dipping mafic pillowed volcanics. The gold occurs associated with enriched areas of sulphides. The Cass Zone occurs within a steeply dipping mafic intrusive body. Gold occurs associated with swarms of quartz veinlets containing minor amounts of sulphides.

ORE RESERVES

As of December 31, 1996, the Colomac operation, including its satellite deposit, the Cass Zone, had mineable ore reserves (proven and probable) of approximately 5,292,000 tons grading 0.049 ounces of gold per ton. The cutoff grade used in estimating these reserves of 0.030 ounces of gold per ton for the open pit is based on current mining costs and a gold price of $527 (US$390) per ounce. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

GIANT MINE

Selected Operating Data
                                                   Years ended December 31,
                                     1996        1995        1994        1993        1992
                                   ------      ------     -------      ------      ------
 Tons of ore milled (000 's)        367.4       411.0       430.2       413.1       395.0
 Avg grade of ore milled (opt)      0.262       0.254       0.264       0.264       0.286
 Production of gold - ozs          83,385      91,423     101,176      92,948      95,878
 Employees at period end              340         339         351         332        *246
 Cash cost per ounce (US)            $357        $329        $289        $330        $324

 *Significant number of contract employees on site in 1992.

BACKGROUND

The Giant Mine, located approximately three miles north of Yellowknife, has been in production continuously since 1948. The Ingraham Trail, a paved all-weather highway from Yellowknife passes through the centre of the property. Mining is conducted underground and the ore is processed with an on-site mill. Since the commissioning of the mill in 1948, the Giant Mine has produced in excess of 7,000,000 ounces of gold.

In 1996 the Company completed rehabilitation of the infrastructure which accesses the Supercrest orebody and large scale mining of this orebody is currently taking place to supplement the ore from the main Giant orebody. The higher grade mineable ore from Supercrest averages 0.387 ounces of gold per ton in situ compared to 0.301 ounces of gold per ton at Giant. The net book value of the Giant Mine property, plant and equipment was approximately $52.5 million as of December 31, 1996.

The Nicholas Lake property, which was acquired in 1995 from Athabaska Gold Resources Ltd., is located 60 miles north of Yellowknife. It can be accessed by chartered aircraft from Yellowknife or by winter road. Currently, development studies are being undertaken and production is not expected to commence before 1999 at the earliest. The Company plans to mine ore year round and to stockpile at site, for shipment to the Giant Mine in Yellowknife on the winter ice road. The ore will be processed at the Giant facility. The Nicholas Lake deposit is expected to be mined at 200 to 300 tons per day. See "Special Note Regarding Forward-Looking Statements".

OWNERSHIP

The Company owns 100% interest in the Giant Mine property (which includes Supercrest), consisting of 6 mining leases covering 1,636 acres and one surface lease covering 2,243 acres.

The Company purchased 100% interest in the Nicholas Lake property in 1995 from Athabaska Gold Resources Ltd., for $3.8 million. The Nicholas Lake property is subject to a 1% net smelter return royalty.

MILLING AND MINING FACILITIES

The Giant Mine operates as an underground mine with access provided by two large service raises, five declines and the "C" shaft, which is the principal operating opening for hoisting, extending to a depth of 2,124 feet. Mining is by conventional underground mining techniques such as cut and fill. The mine is mechanized with jumbo drills and 3-1/2 yard scooptrams. The mill at the Giant Mine is a 1,100 ton per day milling and refining complex. The mine operates on a five day a week schedule while the mill operates seven days a week. The power source for this property is Northwest Territories Power Corp. Power costs have increased significantly in the last several years and the Company is investigating alternative sources of providing power.

The Nicholas Lake orebody consists of eleven zones of mineralization. These zones are near vertical quartz-sulphide veins. The zones have been drilled from surface and underground at a spacing of approximately 65 feet. The orebody is accessed by a ramp (driven in 1994) to a depth of 300 feet below surface. A total of 750 feet of cross-cutting and silling has been conducted on two of the major zones (including detailed mapping and sampling). Mining methods during the production phase will be shrinkage. Access will be provided by deepening the existing ramp as mining progresses.

The main infrastructure of the Giant Mine has been in place since 1946. An Edwards Hearth roaster was constructed in 1948 and a fluid bed roaster was added in 1950. In the mid-1950's, a two-stage fluid bed roaster was added along with a roaster gas cleaning plant. In the early 1980's, a new effluent treatment plant was added, and in 1992 to 1994, the mill's flotation cells were replaced. The Company's roaster currently operates in compliance with all existing legislation and regulations. The Giant Mine's plant and equipment are generally in good condition.

GEOLOGY

The Giant Mine is in the Yellowknife Greenstone belt, a package of Pre-Cambrian basic volcanic rocks. Orebodies are hosted in shear zones within the greenstones. Individual orebodies are veins, quartz lenses, or silicified areas within the shear. Gold is associated with fine-grained arsenopyrite.

The Nicholas Lake deposit is a series of narrow, steeply dipping quartz veins containing gold, arsenopyrite and other sulphides. These veins occur within a granitic intrusive body.

ORE RESERVES

As of December 31, 1996, the Yellowknife operation, including Nicholas Lake, had mineable ore reserves (proven and probable) of approximately 2,078,000 tons grading 0.338 ounces of gold per ton. A cutoff grade of 0.20 ounces of gold per ton, based on current mining costs and a gold price of $527 (US$390) per ounce, was used in calculating these reserves. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling. In some areas, such as Nicholas Lake, higher cutoff grades were used.

REGULATIONS

Operations at both the Colomac and Giant mines are governed by Federal and Territorial statutes, ordinances and regulations. Included under Northwest Territorial jurisdiction are the Apprentices and Tradesmen Regulations, the Boiler and Pressure Vessel Regulations, Business License Fire Regulations, Explosive Use Regulations, Fire Prevention Act, Labour Standards Ordinance, the Northwest Territories Mining Safety Act, Workers Compensation Act, Public Health Ordinance, Emergency Measures Act and Environmental Protection Ordinance. Under Federal jurisdiction are the Clean Air Act, the Fisheries Act, Northwest Territories Waters Act, Territorial Lands Act, Transportation of Dangerous Goods Act and the Canada Mining Regulations. Failure to comply may result in cease work orders and/or fines. Royal Oak believes it is complying with the foregoing statutes and regulations where applicable and has not been the recipient of any orders or directions in the past year other than in the ordinary course of business.


                               ONTARIO DIVISION

TIMMINS OPERATIONS

Selected Operating Data - Ontario Division

                                                   Years ended December 31,
                                     1996        1995        1994        1993        1992
                                  -------     -------     -------     -------     -------
 Tons of ore milled (000's)       1,381.7     1,329.8     1,350.0     1,330.7     1,224.8
 Avg grade of ore milled (opt)      0.086       0.067       0.069       0.072       0.089
 Production of gold - ozs         104,577      80,120      85,755      87,346      98,898
 Employees at period end              451         476         417         400         400
 Cash cost per ounce (US)            $291        $368        $327        $310        $310

BACKGROUND

The Pamour Mine consists of two underground (Pamour and Hoyle) and two open pit mining operations. The Pamour Mine is located approximately 15 miles east of the City of Timmins, Ontario, and has been in production since 1936. Both the Pamour and Hoyle properties are transected by Highway 101. Since the commissioning of the mill in 1936, the Pamour Mine has produced in excess of
4.0 million ounces of gold. The net book value of the Company's property, plant and equipment in the Ontario operations which includes 47,089 acres of exploration land, including those associated with the Pamour, Hoyle and Nighthawk properties, was approximately $89.9 million as of December 31, 1996.

OWNERSHIP

The Pamour property consists of 38 patented mining claims and one License of Occupation. Together, the property covers approximately 1,531 acres of mining and surface rights. Directly adjacent to the Pamour Mine is the Hoyle property which is comprised of 37 patented mining claims and 4 leased claims covering approximately 1,608 acres. The Company has a renewable 10-year lease on that portion of the Hoyle property lying south of the Timiskaming Unconformity where current mining operations are conducted. The lease terms include the payment of a minimum annual rent of $100,000 which is credited against a production royalty being the higher of $0.75 per ton or a 2% net smelter return. In order to renew the lease, which expires in 1999, for a further 10-year term, the Company must spend $1.0 million on exploration and mine one million tons of ore. Both conditions have been met so the lease will automatically be extended. The Company has earned a 51% interest in the portion of the Hoyle property north of the Timiskaming Unconformity, which is not currently in production.

MINING AND MILLING

The Pamour Mine currently operates both open pit and underground mining operations. The underground operations currently produce approximately 2,000 tons of ore per day, while the open pit operations produce approximately 1,500 tons per day. The Pamour Mine is comprised of the Pamour No. 1 Underground Mine, surface pits and the Hoyle Mine.

The Pamour No. 1 Underground Mine commenced operations in 1936 as the original Pamour Mine and has operated continuously since. The leased Hoyle Mine extension, which commenced production in April 1990, is the eastern strike extension of the Pamour orebody and is a large resource of bulk mineable conglomerate ore which has been accessed by a decline from surface and by underground drifts from the Pamour shaft. The underground mine currently produces approximately 2,000 tons per day through a 3,145 foot deep five-compartment timbered shaft. The Hoyle property has the capacity to produce 18,000 tons per month. The mine is adjacent to the Pamour No. 1 operation and has higher grade ore than present reserves at the Pamour No. 1 Mine.

Where possible, bulk mining methods are utilized, primarily by modified vertical crater retreat as well as sub-level blasthole stoping. The bulk mining areas are developed with large mechanized drill jumbos, scooptrams and trucks. Scooptrams and trucks move the blasted ore from the drawpoints to an internal pass. An electric trolley with 5 ton cars transports the ore from the internal pass to 3 Shaft where it is skipped to the surface. Higher grade, narrow veins are mined by a modified open shrinkage method. The ore is developed and mined with jacklegs and stopers which drill 1-1/4 inch blast holes. The broken ore is transported to the shaft by mechanized scoops, trucks and/or electric trains and then hoisted to the surface.

The No. 3 Pit is located immediately southeast of the Pamour Mill. This open pit was developed over the upper workings of the Pamour Mine and first came into production in 1985. The No. 5 Pit, at the extreme west end of the Pamour No. 1 property, was brought into production in 1989. Total pit production is 1,500 tons of ore per day.

An additional jaw crusher was added to the Pamour Mine in the early 1990's.
In 1995, all 25-cycle electrical motors in the mine were replaced due to the change in the power supply from 25 cycles to 60 cycles. Also in 1995, an additional ball mill was installed to increase capacity from 3,600 to 4,000 tons per day. The on-site mill at Pamour has the capacity to treat approximately 4,000 tons per day. The Pamour Mine plant and equipment are generally in good condition. A gold pyrite flotation concentrate is produced from the ore and is treated by a conventional cyanidation process to produce a gold precipitate which is refined into dore. The power source for this property is Ontario Hydro.

PAMOUR MINE OPEN PIT EXPANSION

As a result of its successful exploration program from 1994 to 1996, the Company is developing a significant expansion project at the Pamour property. The Company has focused on developing ore reserves in a low grade halo around the mined out stopes at the Pamour Mine. The current dimensions of the ultimate pit are approximately 6,000 feet long, 2,400 feet wide and 1,000 feet deep.

GEOLOGY

The Pamour Mine is located approximately one mile north of the Destor-Porcupine Fault, an east-northeast to west-southwest striking structure. The majority of the historic gold producing mines in the Porcupine Gold Camp have been located near this structure. On the property, a series of basic volcanic rocks are unconformably overlain by greywackes and a thick conglomerate, known as the Pamour conglomerate. All rocks are of the Pre-Cambrian age. Gold occurs in narrow high grade quartz veins in the volcanics and in the sediments. The majority of the gold that has been mined from this property occurs in sheeted sets of quartz veins in the Pamour conglomerate and in the greywackes on either side of it. Gold also occurs in broad irregular zones of quartz veinlets in the volcanic rocks.

ORE RESERVES

As of December 31, 1996, the Pamour and Nighthawk operations had proven and probable ore reserves of approximately 66,835,000 tons grading 0.042 ounces of gold per ton. The ore reserves at this division have increased in each of the last three years due to expansion of open pit reserves. Major drilling campaigns were undertaken in 1995 and 1996 for this purpose. Cutoff grades (which range from 0.023 to 0.200 ounces per ton) are determined for each type of ore based on current mining costs, and a gold price of $527 (US$390) per
ounce.   Allowances are made in these estimates for dilution and mining losses.  Ore reserves do not include allowances for losses in milling.

NIGHTHAWK

BACKGROUND

The Nighthawk Mine, which was operated by Porcupine Peninsular Gold Mines Limited between 1924 and 1927, is located east of the Pamour Mine and reopened production in September 1995. Access is via highway, 10 miles from the Pamour Mill.

OWNERSHIP

The Company's land holdings in the Nighthawk Lake area are extensive with approximately 11,726 acres held representing 254 claims. Most of the property is held outright by the Company as staked claims. Other portions are held through various option agreements which also provide for some form of production royalty. The Ronnoco claims on the east peninsula of the lake are held through a subsidiary company, Ronnoco Gold Mines Limited. The current producing deposit, the Nighthawk Mine, is located on the north peninsula of the lake and is subject to a production royalty being the higher of (i) $0.003 times tons mined times dollars per ounce of gold or (ii) 20% of the net profits.

MINING AND MILLING FACILITIES

During the period from 1924 to 1927, the Nighthawk Mine produced 99,628 tons of ore grading 0.32 ounces of gold per ton. Additional exploration was done periodically over the ensuing years. The Company developed the Nighthawk Mine and began production in September 1995. Full production levels of 750 tons per day were reached in May 1996.

The orebody is accessed by a ramp which will ultimately be driven to 750 feet below surface. Mining methods for this underground mine are primarily longhole open stoping, with 50 feet between sublevels. Waste rock will be placed in stopes as delayed backfill. Ore is hauled to surface stockpiles in 30 ton dump trucks. The material is then hauled by truck 10 miles to the Pamour Mill for processing. The mine's equipment is generally in excellent condition. The power source for this property is Ontario Hydro.

GEOLOGY

The Nighthawk Mine is adjacent to a major structure called the Nighthawk Break, which is thought to be a splay off of the Destor-Porcupine Fault. The geology in this area consists mainly of steeply dipping volcanic flows. In the mine area, these have undergone intensive carbonate alteration. Gold occurs in quartz veins and silicified zones associated with minor amounts of sulphide minerals.

ORE RESERVES

As of December 31, 1996, the Nighthawk Mine had mineable ore reserves (proven and probable) of 648,000 tons grading 0.142 ounces of gold per ton and mineralized material of 599,000 tons grading 0.154 ounces of gold per ton. A cutoff grade of 0.100 ounces per ton, based on current mining costs and a gold price of $527 (US$390) per ounce, was used in calculating these reserves. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

MATACHEWAN

BACKGROUND

The Matachewan project is located approximately 56 miles southeast of the city of Timmins, Ontario and is accessed directly by Provincial Highway 566. The main area of interest is the site of two former producing mines, located two miles west of the Town of Matachewan.

The Matachewan property was mined from 1933 to 1957 by Young Davidson Mines Limited and Matachewan Consolidated Mines Limited and produced an aggregate of 956,117 ounces of gold grading 0.10 ounces per ton from both underground and open pit developments. The Matachewan deposit was milled historically using flotation and cyanidation which achieved excellent recoveries. In 1997 the Company plans to shut down the Hope Brook operations, moving the plant to Matachewan. The Hope Brook mill will be upgraded to a 5,000 tpd facility by the addition of another ball mill. The source of power for this property will be Ontario Hydro.

To date, the Company has received permits necessary to dewater the existing mine shaft and to proceed with opening up the underground for access to the old workings. Detailed permitting of the 5,000 tpd project is currently under way and expected to be completed by spring of 1998.

The development plan calls for milling of the open pit ore to commence by late in the fourth quarter of 1998 while the underground mine is being developed. Production is targeted for 100,000 ounces of gold per year at an average cash cost of US$227 per ounce. See "Special Note Regarding Forward-Looking Statements". The existence of a 2,450 foot deep shaft and very large ore blocks will allow the underground mine to be economically developed.

OWNERSHIP

The Matachewan property is held under two lease agreements. The lease agreement with Matachewan Consolidated Mines Limited provides for advanced royalty payments of $15,000 per year or rent of $7,500 per year, depending on the current gold price. The Young Davidson lease agreement provides for advance royalty payments of approximately $40,000 per year. The property is subject to a minimum 3% net smelter return royalty.

GEOLOGY

The Matachewan deposit is hosted within a syenite body which has intruded along and near the highly deformed contact between Timiskaming Group sedimentary rocks and Larder Lake Group volcanic rocks. The main syenite body is approximately 2,460 feet long, 410 feet wide and dips steeply to the south.

ORE RESERVES

As of December 31, 1996 the Matachewan property had mineable ore reserves (proven and probable) of 12,440,000 tons grading 0.066 ounces of gold per ton. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling. Cutoff grades used in estimating these mineable reserves are 0.027 ounces per ton for open pit reserves and 0.080 ounces per ton for underground reserves and are based on current mining costs and a gold price of $527 (US$390) per ounce.

DUPORT

BACKGROUND

The Duport property is located on Shoal Lake, 28 miles southwest of the town of Kenora in northwestern Ontario, in the Lake of the Woods District. The development ramp is located on an island and is accessible by barge.

OWNERSHIP

Intermittent exploration of the Duport deposit was carried out by various parties from 1930 to 1950, including underground exploration. In 1973, Consolidated Professor Mines Limited obtained an option on the Duport property and conducted an extensive sampling and drilling program from 1973 to 1974. Subsequently, this option was exercised and Consolidated Professor acquired a 100% interest in this property after amalgamating with Duport Mining Company Limited. The Company completed the acquisition of all of the shares of Consolidated Professor in May 1996 pursuant to a tender offer followed by a compulsory acquisition. There is a royalty payable to Union Carbide Canada Limited ("Union Carbide") equivalent to a 50% net profits interest until recovery of pre-production expenditures, up to a maximum of $2.0 million. Thereafter, Union Carbide will receive a 10% net profits interest until a maximum of $5.0 million in the aggregate has been paid. There is a buy out provision for this royalty.

MINING AND MILLING FACILITIES

The Duport project is situated in the environmentally sensitive area of Shoal Lake, the source of Winnipeg, Manitoba's residential and commercial water supply. Environmental concerns were raised in 1989 by local cottagers and the City of Winnipeg, after Consolidated Professor announced its plans to advance the project to the permitting stage. The main concern was the perception of potential environmental hazards associated with the processing of the refractory gold ore and the disposal of cyanide treated tailings. For the past six years, Consolidated Professor conducted impact and sensitivity studies related to these concerns. As a result of Royal Oaks' purchase, all aspects of mining, ore transport, milling, tailings disposal and site reclamation are being reconsidered with the objective of satisfying all concerned parties. Among other features, the redesigned development plan will involve transporting the ore by truck to the mainland via a year-round ferry to a mill site located 5.2 miles in land, outside of the Shoal Lake watershed. The new design concept effectively addressed every concern brought forth during the consultation process. Consolidated Professor has since submitted a detailed environmental study of the project to the Ontario, Manitoba and Canadian governments for review.

The Company plans to continue the environmental permitting process initiated by Consolidated Professor. Development of the project is anticipated shortly after the permitting process is completed.

GEOLOGY

The northern end of the Lake of the Woods District is underlain by the volcanic and sedimentary rocks of an extensive Keewatin greenstone belt. In the general Shoal Lake area, two granodiorite intrusions, namely, the Canoe Lake Stock and the Snowshoe Bay Stock, intrude the greenstone belt assemblage and are separated by a five mile broad section of volcanic and volcaniclastic rocks. Within this volcanic pile is a wide deformation zone which hosts the gold mineralized zones of the Duport project which occur as en echelon lenses within highly sheared felsic tuffs.

ORE RESERVES

The Duport project has mineable ore reserves (proven and probable) of approximately 1,008,000 tons grading 0.38 ounces of gold per ton. A cutoff grade of 0.15 ounces per ton, based on current mining costs and a gold price of $517 (US$390) per ounce, was used in calculating these reserves. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

REGULATIONS

The Ontario Division is governed by the Ontario Mining Act, Occupational and Health and Safety Act, Environmental Protection Act, Environmental Assessment Act, Ontario Water Resources Act and the Pits and Quarries Act, and all regulations passed thereunder. Failure to comply therewith may result in orders being issued which may require operations to cease or be curtailed or the installation of additional equipment or remedial work to be carried out. Royal Oak may be required to compensate those suffering loss or damage by reason of its mining activities and may be fined if convicted of an offence
under any of such statutes.   Royal Oak believes it is complying with the
foregoing statutes and regulations where applicable and has not been the recipient of any orders or directives other than in the ordinary course of business at its Ontario Division.


NEWFOUNDLAND DIVISION

HOPE BROOK MINE

Selected Operating Data - Newfoundland Division

                                                   Years ended December 31,
                                     1996        1995        1994        1993        1992
                                  -------     -------     -------     -------      ------

 Tons of ore milled (000's)       1,010.5     1,090.3     1,227.1     1,149.1       540.4
 Avg grade of ore milled (opt)      0.087       0.090       0.089       0.101       0.109
 Production of gold - oz.          78,825      81,962      90,672      96,026      50,693
 Employees at period end              281         271         285         283         238
 Cash cost per ounce (US)            $353        $343        $320        $292        $254

BACKGROUND

The Hope Brook Mine is located approximately 5 miles inland from the southwest coast of Newfoundland, between the towns of Burgeo and Port aux Basques. The mine currently produces 3,000 tons of ore per day. As of December 31, 1996, the Hope Brook Mine had mineable ore reserves of 63,000 ounces of gold and mineralized material of 104,000 ounces of gold. Access to the mine is restricted to air or sea travel. A 4,000 foot airstrip provides transportation for the mine employees and the mine operates as a fly-in, fly-out camp. The principal mode of access for supplies is by a ship owned and operated by Royal Oak exclusively for the mine. The ship is based out of Rose Blanche, Newfoundland. The net book value of the Hope Brook Mine property, plant and equipment was approximately $10.3 million as of December 31, 1996.

The Hope Brook Mine reserves are expected to be substantially depleted by mid-year 1997. Therefore, in November 1996, the Company announced its decision to close Hope Brook in the third quarter of 1997 and relocate the majority of the mill assets and mine equipment to the Matachewan Project in Ontario, Canada.

OWNERSHIP

Production from the Hope Brook Mine is subject to an operating royalty for five years ranging from $1.3 million to $3.3 million annually in favor of the prior owner when the annual average spot price of gold exceeds US$380 per ounce. In 1996, the Company paid $1.3 million in respect of such royalty. This operating royalty expired at the end of 1996. The Hope Brook Mine area consists of a 25 year mining lease, surface lease and extended exploration licenses which cover approximately 6,800 acres of mining rights and 490 acres of surface rights. The Company holds a 100% interest in the property subject to the above operating royalty. All mining activities are confined to the mining leases.

MINING AND MILLING

The Hope Brook Mill was first commissioned in September 1988. In 1992, Royal Oak successfully modified the mafic pebble crushing circuit and, coupled with other circuit modifications, significantly increased overall throughput. In 1996, Hope Brook produced an average of 2,768 tons per day. Ore is delivered to the surface and crushed to a nominal minus 6 inch using a primary gyratory crusher. The crushed ore is stockpiled and withdrawn as required to feed the mill grinding circuit. Grinding to 70% minus 200 mesh is accomplished in a conventional SAG circuit followed by a conventional ball mill grinding circuit operating in closed circuit with cyclones. Gold is extracted from the grinding circuit product in a conventional 60 hour cyanide leach circuit followed by 6 stages of CIP. Gold is recovered from activated carbon in a pressure stripping-electrowinning circuit. Gold is stripped from the electrowinning cell cathodes and melted in an induction furnace to yield dore bullion. The dore is subsequently shipped to a refinery for final refining.

In 1993, a sulphide flotation circuit was added to the mill flowsheet. The final tailings from the CIP circuit is treated through an effluent treatment plant utilizing the INCO SO2-Air process. The treated slurry is conditioned and then subjected to a conventional copper rougher-scavenger flotation process. The resulting concentrate is upgraded through several stages of cleaner flotation to yield a concentrate grading 20 to 22% copper. The concentrate also bears significant gold values increasing overall mill gold recovery by up to 4%. The concentrate is dewatered, dried and shipped to a custom smelter for processing of both the contained copper and gold values.

The Hope Brook effluent treatment circuit achieved wastewater quality that was in substantial compliance with the mine's certificate of approval in 1994, 1995 and 1996. However, while the effluent treatment circuit was in full compliance with the mine's certificate of approval, the discharge from the mine's tailings impoundment area did not consistently pass Environment Canada's LC50 fish toxicity test. In Canada, gold mining operations are exempt from Environment Canada's Metal Mining Liquid Effluent Regulations, including the LC50 fish toxicity test. The Company is working cooperatively with the Newfoundland Department of Environment to minimize the impact of this discharge on the environment.

The main access to the underground mine is by ramp which has been driven to a vertical depth of 1000 feet below surface. The haulage component of the ramp-haulage system installed at Hope Brook uses 55 ton capacity electric Kiruna trucks and diesel trucks. The prior owner of the Hope Brook Mine conducted its underground mining using a blasthole stoping and fill method. In 1995, the Company changed the mining method to sublevel stoping, similar to that used at its Hoyle property. The Hope Brook plant and equipment are generally in good condition. The source of power for this property is Newfoundland Hydro.

GEOLOGY

Gold mineralization occurs in an alteration zone of pervasive silica, pyrite, and pyrophyllite which is approximately 4 kilometers long and 300 meters wide. The alteration zone exists within the Mid-Ordovician Georges Brook Formation which consists of a mixed volcanic-sedimentary sequence. The Hope Brook orebody is located in the zone of alteration. Ore covers a strike length of 500 meters and extends from surface to a depth of 400 meters dipping steeply at an angle of seventy-five degrees.

ORE RESERVES

As of December 31, 1996 the Hope Brook Mine had remaining mineable (proven and probable) ore reserves of approximately 708,000 tons grading 0.089 ounces of gold per ton. A cutoff grade of 0.079 ounces per ton was used in calculating stope reserves. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

REGULATIONS

The Newfoundland Division is governed by the Government of Newfoundland and Labrador's Occupational Health and Safety Act, Department of Environment and Lands Act, The Mineral Act, Waste Material Act, the Regulation of Mines Act, and the Government of Canada's Fisheries Act and Environmental Protection Act, and all regulations passed thereunder. Failure to comply therewith can result in cease work orders and/or fines. Royal Oak believes it is complying with the foregoing statutes and regulations where applicable and has not been the recipient of any order or directions in the past year other than in the ordinary course of business.


UNITED STATES DIVISION

COPPERSTONE MINE

BACKGROUND

In June 1995, the Company entered into a lease agreement for the Copperstone property. The Copperstone property is located 20 miles north of Quartzsite and 60 miles south of Lake Havasu City in La Paz County, Arizona.

OWNERSHIP

The Copperstone property is held by the Company, under a renewable 10 year lease agreement and consists of 284 unpatented mining claims totalling 5,680 acres and 2 state leases covering 1,300 acres located in La Paz County, Arizona.

The Company is obligated to pay an advance minimum royalty annually of US$30,000 against a minimum 1% gross production royalty, and must spend US$1 million by the year 2000. As of December 31, 1996 the Company had spent approximately $500,000.

MINING AND MILLING

Cyprus Gold Corp. operated the Copperstone property between 1987 and 1992 and produced in excess of 500,000 ounces of gold from ore grading 0.10 ounces of gold per ton in the Main Zone by open pit mining and heap leaching. Compiled data indicates a down dip extension of the Main Zone as well as parallel structures in the footwall areas that could possibly be economically mined by underground methods. The Main Zone has been traced an additional 1600 feet along the dip of the structure below the floor of the pit as well as 600 feet along strike to the north. Gold mineralization remains open at depth and along strike. Previous drilling encountered high gold values over significant widths: 0.225 ounces of gold per ton over a core length of 50 feet (0.225 opt/50 ft), and 0.602 opt/10 ft approximately 2,000 feet to the north of the previous hole. Other intersections below the Main Zone recorded 0.646 opt/15 ft at a vertical depth of 900 feet and collared at the pit floor. A second phase of drilling in 1997 returned 1.55 opt/25 ft from a relatively untested limestone unit near the periphery of the known mineralization. A second hole positioned to investigate an untested area adjacent to two mineralized shoots returned 0.396 opt/35 ft.

GEOLOGY

The Copperstone deposit is hosted in variably altered, oxidized porphyritic plutonic rocks with mineralization focused by moderately dipping second- and third-order extensional structures related to a regional scale listric (detachment) fault.

ORE RESERVES

Currently there are no mineable reserves at the Copperstone property.
However, a 500,000 (417,000 at December 31, 1996) ounce gold resource has been located through two phases of drilling program. A US$250,000 follow-up exploration program is planned for 1997. The objective of the program will be to further delineate the underground potential of the Copperstone deposit.


ITEM 3 - LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have, individually or in the aggregate, a material adverse effect on its financial position. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation. The resolution of such claims and litigation could be material to the Company's operating results of any particular period, depending upon the level of income for such period.

On September 18, 1992, nine miners were murdered in an underground explosion at the Company's Giant Mine. A member of the union which was on strike at the time was charged and convicted of nine counts of second degree murder. In September 1994, dependents of the deceased miners sued the Company and two of its officers and directors, along with 23 other named defendants unrelated to the Company, for losses allegedly suffered as a result of the explosion. The claim against the Company and all defendants but one, totals approximately $10.8 million plus taxes, interest and costs. The claim against the two officers and directors and all other defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs. The Company's insurers have been notified and a vigorous defense of the claim is intended. Any liability that might be imposed in the matter as presently pleaded would be within the Company's liability insurance coverage.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Royal Oak Mines Inc. during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names and ages of each of the present executive officers of the Company together with the principal positions and offices held for the last five years. Executive officers are appointed annually by the Board of Directors to serve for the ensuing year or until their successors have been appointed. No executive officer or director is related to any other by blood, marriage or adoption.

Name              Title                                             Age
Margaret K. Witte President and Chief Executive Officer              43
                  (since July 1989).

Timothy B. Acton  Vice-President, Operations (since February         45
                  1997; Director - International Operations,
                  Newmont Gold Company, August 1995 to February
                  1997; Senior Vice President, P.T. Freeport
                  Indonesia Company, August 1994 to February 1995;
                  Senior Vice-President-Strategic Mines Projects,
                  P.T. Freeport Indonesia Company, January 1994 to
                  August 1994; Vice President and Assistant General
                  Manager-Mines, P.T. Freeport Indonesia Company,
                  June 1991 to December 1993).

Ross F. Burns     Vice President, Exploration (since July 1989)      53

J. Graham Eacott  Vice President, Investor Relations (since Jan.     56
                  1995; Manager, Investor Relations, Aug. 1991 to
                  Jan. 1995).

John R. Smrke     Senior Vice President (since July 1993; Vice       46
                  President, Operations, Oct. 1992 to July 1993;
                  Vice President, Human Resources, Feb. 1992 to
                  Oct. 1992; Corporate Director of Human Resources,
                  Jan. 1991 to Feb. 1992).

Edmund Szol       Vice President, Human Resources (since Feb. 1995;  56
                  Vice President, Human Resources, Nerco Inc.
                  (mining operations), April 1990 to Feb. 1995).

James H. Wood     Chief Financial Officer (since May 1994; Vice      50
                  President Finance, Maclean Hunter Publishing
                  Limited, Dec. 1992 to May 1994; Vice President,
                  Finance and Administration, Kolmar Laboratories,
                  Inc. (custom manufacturer - cosmetics), March
                  1991 to Dec. 1992).

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The shares of Royal Oak were listed on the Toronto and American Stock Exchanges effective July 25, 1991; the principal market now being the American Stock Exchange. The following table sets out the high and the low prices in Canadian dollars of the shares as reported by The Toronto Stock Exchange for board lots, and dividends paid, during the periods indicated:

 Period        The Toronto Stock Exchange        High         Low     Dividends
 -------       --------------------------       -----       -----     ---------
 1996                       First Quarter       $7.13       $4.95           -
                           Second Quarter        6.30        4.95           -
                            Third Quarter        5.70        4.85           -
                           Fourth Quarter        5.55        4.26           -



 1995                       First Quarter        4.90        4.00           -
                           Second Quarter        4.90        4.05           -
                            Third Quarter       6 1/8        4.10           -
                           Fourth Quarter       5 7/8        4.75           -

The following table sets out the high and the low prices in U.S. dollars of the shares as reported by the American Stock Exchange for board lots, and dividends paid, during the periods indicated:

 Period           American Stock Exchange        High          Low     Dividends
 ------           -----------------------      ------      -------     ---------
 1996                       First Quarter      $5 1/8      $3 9/16            -
                           Second Quarter       4 5/8       3 9/16            -
                            Third Quarter       4 1/8        3 1/2            -
                           Fourth Quarter      4 1/16       3 1/16            -


 1995                       First Quarter       3 1/2      2 13/16            -
                           Second Quarter       3 5/8        2 7/8            -
                            Third Quarter       4 1/2      2 15/16            -
                           Fourth Quarter       4 3/8        3 1/2            -

As of March 17, 1997, Royal Oak's shareholder register indicates that there were 7,606 holders of record of common shares. Of these, 5,902 record holders of common shares holding an aggregate of 107,910,001 common shares, representing approximately 77% of Royal Oak's issued and outstanding common shares, were resident in the United States.

The Company has not paid dividends in the past and currently does not intend to pay dividends in the foreseeable future. The Company will retain cashflow for future exploration, development and acquisitions.

There are no restrictions enforced by Canada or the Province of Ontario, Canada under which Royal Oak is organized, on the export or import of capital which affect the remittance of dividends on the Company's securities.

There are no limitations, either by the laws of the Province of Ontario, Canada under which the Company is organized, or in the charter or other constating documents of the Company on the right of foreigners to hold or vote securities of Royal Oak.

Taxes

The following summary describes the principal Canadian federal income tax considerations generally applicable to a holder of Royal Oak common shares who, for purposes of the INCOME TAX ACT (Canada) (the "Canadian Tax Act") and the CONVENTION BETWEEN CANADA AND THE UNITED STATES OF AMERICA WITH RESPECT TO TAXES ON INCOME AND ON CAPITAL (the "Convention") and at all relevant times, is resident in the United States and not resident in Canada, deals at arm's length with Royal Oak, holds Royal Oak common shares as capital property and does not use or hold and is not deemed to use or hold Royal Oak common shares in or in the course of carrying on business in Canada (a "United States holder").

This following summary is based upon the current provisions of the Canadian Tax Act, the regulations thereunder, all specific proposals to amend the Canadian Tax Act and the regulations announced by the Minister of Finance (Canada) prior to the date hereof and an understanding of the published administrative practices of Revenue Canada, Customs, Excise and Taxation.
This summary does not take into account or anticipate any other changes in the governing law, whether by judicial, governmental or legislative decision or action, nor does it take into account the tax legislation or considerations of any province, territory or non-Canadian (including U.S.) jurisdiction, which legislation or considerations may differ significantly from those described herein.

This summary is of a general nature only and is not intended to be, and should not be interpreted as, legal or tax advice to any prospective purchaser or holder of Royal Oak common shares and no representation with respect to the Canadian federal income tax consequences to any such prospective purchaser is made. Accordingly, prospective purchasers of Royal Oak common shares should consult their own tax advisers with respect to their individual circumstances.

Dividends

Dividends and amounts deemed for purposes of the Canadian Tax Act to be dividends, paid or credited on Royal Oak common shares to non-residents of Canada will be subject to Canadian withholding tax at the rate of 25% of the gross amount of such dividends. In the case of United States holders, under the Convention, the rate of withholding tax is reduced to 15% of the gross amount of such dividends, unless the holder is a corporation resident in the United States which owns at least 10% of the voting shares of Royal Oak, in which case the withholding tax is levied at the rate of 5% of the gross amount of such dividends paid. Pursuant to the Convention, certain tax exempt entities resident in the United States may be exempt from Canadian withholding taxes levied in respect of dividends received on Royal Oak common shares.

Disposition of Common Shares

In general, a United States holder will not be subject to Canadian income tax on capital gains arising on the disposition of Royal Oak common shares, unless: (i) at any time in the five year period immediately preceding the disposition, not less than 25% of the issued shares of any series or class (including any interest in, option in respect of or right of conversion into such shares) of the capital stock of Royal Oak belonged to the United States holder, to persons with whom the United States holder did not deal at arm's length or to the United States holder and persons with whom the United States holder did not deal at arm's length; and (ii) the United States holder is not entitled to any relief under the Convention. Under the Convention, capital gains arising on the disposition of Royal Oak common shares by a United States holder will not be subject to Canadian tax provided that the value of Royal Oak common shares at the time of the disposition is not derived principally from real property (as defined in the Convention) situated in Canada. The Convention defines real property situated in Canada to include rights to explore for or exploit mineral deposits and other natural resources situated in Canada, certain other rights in respect of natural resources situated in Canada and shares of a company the value of whose shares is derived principally from real property situated in Canada.

Recent Sales Of Unregistered Securities

On January 11, 1996, the Company acquired all of the outstanding shares of Geddes, El Condor and St. Philips not already owned by the Company pursuant to a series of signed agreements (the "Plan of Arrangement"), see "Item 7 - Properties - British Columbia Division - Kemess South - Background". The Company paid $3.40 cash for each St. Philips share and acquired the Geddes and El Condor shares on the following terms:

Geddes            0.30 share of the Company for each share of Geddes
El Condor         0.95 share of the Company plus $2.00 cash for each share of
                  El Condor

In addition to the cash consideration that the Company paid to Geddes, El Condor and St. Philips shareholders pursuant to the Plan of Arrangement, the Company issued 19,011,883 common shares at an aggregate offering price of $114,071,298 or $6.00 per share, which was the closing price of the Company's common shares on The Toronto Stock Exchange on January 11, 1996. The shares were issued without registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 3(a)(10) of that Act.

ITEM 6 - SELECTED FINANCIAL DATA

Five-Year Summary of Results

Production, Reserves and Cost Data

                                  1996          1995         1994       1993         1992
                             ---------     ---------    ---------   --------    ---------
 Production
 Ore milled (tons)           5,772,771     5,556,450    3,992,472   2,892,891   2,160,230
 Recovered gold and            389,203       371,151      318,171     276,320     245,469
 equivalent (oz)
 Cash cost (US$ per ounce)       $ 343         $ 358        $ 311       $ 311       $ 304
 Total Cost (US$ per ounce)      $ 425         $ 410        $ 353       $ 340       $ 346

 Reserves
 Gold (ounces)
 Mineable ore                9,875,000     9,263,000    2,516,000    2,682,000   2,133,000
 Mineralized material        7,384,000     6,303,000    3,969,000    2,327,000   2,381,000
 Total mineral inventory    17,259,000    15,566,000    6,485,000    5,009,000   4,514,000

 Copper (000's pounds)
 Mineable ore                  989,843       989,843           --           --          --
 Mineralized material          623,026       623,026           --           --          --
 Total mineral inventory     1,612,869     1,612,869           --           --          --

 Financial Results (C$000's)
 Revenue                      $255,168      $208,311     $162,111     $135,326    $113,673
 Operating income               29,204         4,933       12,308       15,135      14,176
 Net income (loss)              (5,985)       23,169       22,166       15,623      11,437
 Cash provided by operating
  activities                    57,449        31,760       55,979       18,921       6,334
 Additions to property, plant
  and equipment                123,844        66,018       52,461       26,803      19,889

 Financial Position (C$000's)
 Cash and short-term          $226,025      $142,381     $178,937      $79,644     $12,719
 investments
 Working capital               240,517       158,841      191,050       81,881      13,915
 Total assets                  821,630       428,963      384,074      217,226     111,670
 Senior subordinated notes     239,680            --           --           --          --
 Shareholders  equity          451,366       340,495      302,731      185,362      81,935

 Per Share Data (C$)
 Earnings (loss)                $(0.04)        $0.20        $0.22        $0.19       $0.18
 Cash flow                       $0.42         $0.27        $0.55        $0.23       $0.10
 Common shares outstanding
   (year-end)                138,845,263   119,118,714   114,494,747   96,956,213  69,946,751
 Weighted average common     136,758,106   117,900,306   101,399,347   84,073,179  62,683,117
   shares

Certain of prior years' amounts have been reclassified to conform with the current year's presentation.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 1994 through 1996 should be read in conjunction with the review of operations, financial data, and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this report. The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in Canada. In all material respects they conform with those principles generally accepted in the United States, except as described in Note 14 to the Company's Consolidated Financial Statements.

Summary of Financial Results
There was a net loss of $6.0 million, or 4 cents per share, on revenues of $255.2 million for the year ended December 31, 1996. This compares with net income of $23.2 million, or 20 cents per share, on revenues of $208.3 million in 1995, and net income of $22.2 million, or 22 cents per share, on revenues of $162.1 million in 1994.

The loss in 1996 mainly reflects a charge of $37.6 million against income for closure costs and the write-down of resource properties and other assets at the Hope Brook and Colomac mines (see Note 16 to the Consolidated Financial Statements for a breakdown of these expenses).

Operating income in 1996 was $29.2 million compared to $4.9 million in 1995 and $12.3 million in 1994. These changes in operating income mainly reflect the gold price realized by the Company resulting from the contribution of hedging gains to sales revenue.

In 1996, cash provided by operating activities increased 81% to $57.4 million, or 42 cents per share, from cash flow of $31.8 million, or 27 cents per share, in 1995. In 1994, cash provided by operating activities was $56.0 million, or 55 cents per share.

Revenue

Gold sales
The majority of the Company's revenue is derived from gold sales. Revenue varies with the quantity of gold produced and the price received for that production. The price of gold is affected by many factors which are beyond the Company's control. The Company engages in hedging transactions which include spot deferred contracts, forward sales contracts, and options contracts to minimize the impact of fluctuations in the gold price.

In 1996, revenue from gold sales of 389,203 ounces was $255.2 million, an increase of 22% from revenue of $208.3 million in 1995 when gold sales were 371,151 ounces. In 1994, revenue was $162.1 million from gold sales of 318,171 ounces. Production in 1994 included 40,568 ounces from the Colomac Mine which commenced operations in mid-year. Because the mine had not reached commercial levels of production by the end of the year, revenue from this production was netted against start-up costs and the excess was deferred as pre-production costs.

Hedging gains in 1996 contributed $51.3 million of the total revenue of $255.2 million. In 1995, hedging gains accounted for $13.3 million of total revenue of $208.3 million, and in 1994 hedging gains were $16.5 million of the $162.1 million in revenue. In 1996, the Company's average realized gold price was US$481 per ounce, a US$93 per ounce premium over the average spot price of US$388 per ounce. This realized price was an increase of 18% from the US$409 per ounce realized in 1995 when the premium was US$25 per ounce above the average spot price of US$384 per ounce. In 1994, the average gold price realized by the Company was US$428 per ounce, a premium of US$44 per ounce over the average spot price of US$384 per ounce.

The Company's accounting policy on gold hedging transactions is described in
Note 1 to the Consolidated Financial Statements, while the status of these contracts from 1997 to 2001 is presented in Note 12(c). At December 31, 1996, the Company had contractual arrangements to deliver 312,182 ounces of gold at prices of US$395 to US$445 per ounce from 1997 to the year 2000. The Company has opted to deliver 312,182 ounces in 1997 which will realize an average price of approximately US$395 per ounce of gold.

The weakening of the Canadian dollar against the U.S. dollar during the past few years, has also contributed to increased revenues, except in 1996 when a stronger Canadian dollar negatively impacted revenue.

The impact of increased production and of the change in gold price on revenue for the years 1994 through 1996 are set out in the table below.

                                             ($ millions)
                                     1996        1995         1994
                                     ----        ----         ----
 Impact on revenue due to:
 Increased Production                11.8        52.5          0.7
 Increased (Decreased) Prices        35.1        (6.3)        26.1
                                     ----        ----         ----
 Incremental revenue from prior      46.9        46.2         26.8
   year                              ====        ====         ====

In 1996, an increase in the gold price of US$10 per ounce would have increased revenue by approximately $5.3 million.

Interest and other income
In 1996, interest and other income decreased to $8.9 million from $21.0 million in 1995 but was higher than the $7.5 million recorded in 1994. (See
Note 10 to the Consolidated Financial Statements for a breakdown and comparison of these amounts). Interest income in 1994 and 1995 reflected higher cash balances than in previous years due to equity issues and the exercise of warrants. Interest income in 1995 includes $1.3 million of interest received on a refund of 1988 Ontario mining taxes.

Interest income of $6.2 million was lower in 1996 than the $10.8 million earned in 1995 mainly due to the cash outlay of $218.1 million for the purchase of El Condor Resources Ltd., St. Philips Resources Inc. and Consolidated Professor Mines Limited early in the year. The cash balance increased significantly again in August of 1996 when the Company issued US$175.0 million of 11% Senior Subordinated Notes due 2006. The Company expects interest income to be approximately $6.0 million in 1997. See "Special Note Regarding Forward-Looking Statements".

Surplus cash is primarily invested in highly liquid, low risk financial instruments with relatively short maturities. This strategy provides the Company with maximum flexibility should funds be needed for acquisitions or other purposes.

In each of the years 1994 through 1996, the Company purchased shares in certain companies as part of its acquisition strategy to establish an equity position prior to holding discussions with management regarding a merger or takeover. These positions were completely or partially sold when discussions and negotiations were terminated, resulting in gains on sales of securities.

The gain on sale of securities was $2.7 million in 1996 compared to $8.3 million in 1995 and $1.3 million in 1994.

Other income in 1995 includes a $2.0 million refund of 1988 Ontario mining taxes previously paid.

Interest and other income is expected to decline significantly in 1997 and for the next few years as the cash balance is used to fund the capital expenditure programs on the Company's development and expansion projects.

Costs and Expenses

Operating
In 1996, operating costs of $181.9 million were essentially the same as $182.0 million in 1995. In 1994, operating costs were $117.8 million when gold production of 318,171 ounces was significantly lower than the 389,203 ounces produced in 1996 and 371,151 ounces produced in 1995. In 1995, the inclusion of the Colomac Mine operating costs contributed approximately $61.5 million to the increase from 1994. In 1994, because the Colomac mill had not reached commercial levels of production, start-up costs net of revenue from gold sales were deferred to pre-production costs.

Operating costs are the cash costs incurred at the minesites and include the mining and processing costs associated with the production of gold. The most significant of these costs are labor, consumable materials, fuel and utilities, and maintenance of machinery and equipment. The costs of transporting personnel and freight to the Colomac and Hope Brook mines are also significant costs for those operations.

In 1996, average cash costs decreased by 4% to US$343 per ounce from US$358 per ounce of gold in 1995. In 1994, cash costs were US$311 per ounce. The increase in unit cash costs in aggregate from 1994 mainly reflects the impact of high fixed costs, increased electric power costs, declining ore grades, and
lower productivity at certain mines.   The exception is at the Pamour Mine
where unit cash costs decreased significantly in 1996 due to higher mill throughput and an increase in mill head grade resulting from processing higher grade ore from the Nighthawk Mine. An analysis of costs on a mine-by-mine basis is presented in the "Review of Operations" of this Annual Report.

Royalties and marketing
Royalties and marketing expenses were $2.9 million in 1996, $2.5 million in 1995, and $2.5 million in 1994. The increase mainly reflects increased gold production and gold price in the case of royalties. In each year 1994 through 1996, the Hope Brook Mine paid an annual royalty of $1.3 million. This agreement expired in 1996 and no royalty will be payable on production from the Hope Brook Mine in 1997. A royalty is payable on gold production from the Nighthawk Mine which commenced production in September 1995.

Administrative and corporate
Administrative and corporate expenses in 1996 increased by 9% to $9.3 million from $8.5 million in 1995, and were $5.3 million in 1994. In both 1996 and 1995, salary and benefit costs increased due to staff additions at the corporate office to manage the future growth of the Company. In 1995, costs incurred during the relocation of the Company's corporate office from Vancouver, British Columbia to Kirkland, Washington, amounted to $0.5 million. Administrative and corporate expenses are expected to be approximately $10.0 million annually over the next few years. See "Special Note Regarding Forward-Looking Statements".

Depreciation and amortization
Depreciation and amortization increased by 82% in 1996 to $24.9 million (US$47 per ounce of gold) from $13.6 million (US$27 per ounce) in 1995. In 1994, depreciation and amortization was $8.5 million (US$20 per ounce). Increases in capital assets and deferred mining costs over the past several years at the Colomac and Nighthawk mines, combined with downward adjustments to mining reserves on specific properties, have led to these increases. Depreciation and amortization are provided on the unit-of-production method based upon the estimated gold contained in total mineral inventory. See "Special Note Regarding Forward-Looking Statements". Depreciation and amortization in 1997 is expected to be approximately $22.0 million. The decrease from 1996 reflects the write-down in the carrying value of the Colomac and Hope Brook assets.

Reclamation
Management makes a provision for future reclamation costs on ultimate closure of a mine or abandonment of a property. The reclamation provision in 1996 was $2.7 million compared to $1.3 million in 1995 and $0.2 million in 1994. Reclamation expenses at the minesites have become more significant to the Company as it expands its operations and maintains compliance with more stringent environmental laws and regulations. Estimated reclamation and site restoration costs are charged against income on the unit-of-production method based upon the estimated gold contained in total mineral inventory.

Exploration and other
Excluding exploration costs that were capitalized, exploration and other expenses were $4.7 million in 1996 compared to $0.6 million in 1995 and $0.2 million in 1994. The Company significantly increased its expenditures on exploration in 1996 in order to increase ore reserves. See Note 1 to the Consolidated Financial Statements for the Company's accounting policy on exploration. The Company has budgeted approximately $10.0 million annually on exploration over the next few years of which approximately $4.0 million is expected to be expensed. See "Special Note Regarding Forward-Looking Statements".

Foreign currency contracts
The Company enters into foreign currency contracts for protection from fluctuations in the U.S. dollar - Canadian dollar exchange rate, and to provide a minimum Canadian dollar conversion rate for its U.S. dollar gold sales revenue. These contracts are associated with the Company's contractual obligation to deliver future gold production at specified prices in U.S. dollars. The status of these contracts is described in Note 6(b) and 12(c) to the Consolidated Financial Statements. In 1996 and 1995, the Company made provisions for a recovery of $0.5 million and $5.2 million on foreign currency contracts, respectively, compared to a provision for a loss of $15.3 million in 1994.

Interest expense
In August 1996, the Company issued US$175.0 million of 11% Senior Subordinated Notes due 2006, the proceeds of which will be mainly used to finance construction of the Kemess and other development projects. In 1996, the Company incurred an interest expense of $10.1 million on these notes. An amount of $5.4 million of interest related to funding the development projects was capitalized in 1996. The Company estimates an interest expense on the Notes of approximately $26.0 million in 1997 of which approximately $22.0 will be capitalized to development projects. See "Special Note Regarding Forward-Looking Statements".

Closure costs and write-down of resource properties and other assets
As previously mentioned, in 1996 there were closure costs and write-down of resource properties and other assets of $37.6 million related to the Hope Brook and Colomac mines. The Hope Brook mill and mine equipment will be dismantled after closure in September 1997 and relocated to the Matachewan project in Ontario for longer term economic benefit to the Company. In addition, as a result of a reclassification of mineable reserves at the Colomac Mine, a provision has been made to decrease the carrying value of the Colomac property. Details of these charges are given in Note 16 to the Consolidated Financial Statements. In 1995 there was a write-down of $0.9 million.

Income taxes
The Company paid minimal income taxes in 1996, 1995 and 1994. The Company has tax deductions, including earned depletion and mining exploration depletion, available to be utilized in future years amounting to $212 million. Because of past reorganizations undertaken by the Company, utilization of some of these tax deductions may be restricted. The Company does not expect to pay significant cash income taxes or mining taxes in Canada for at least the next two years. However, the Company is subject to capital taxes and minimum taxes in certain Canadian jurisdictions. The Company's U.S. operations are taxable, however, the total of 1997 U.S. taxes is not expected to be material.

The balance of the Company's unrecognized deferred income tax assets is decreasing. Accordingly, the Company expects to report a deferred income tax provision in 1997 which will increase the Company's effective tax rate above 6% in 1995. In 1996, because the Company incurred a loss, there was a negative effective tax rate of 20%. The Company's tax accounts and tax position are described in Notes 9 and 14(c) to the Consolidated Financial Statements.

Cash Flow

 Sources of Cash
 1996                     $ millions
 ----                     ----------
 Operating activities           57.4
 Issue of shares               116.9
 Issue of notes                230.9
 Long-term                      28.9
 investments/other
                          ----------
 Total                         434.1
                          ==========

 1995                           49.1
 1994                          152.2

 Uses of Cash

 1996                     $ millions
 -----                    ----------
 Acquisition of                202.0
 Kemess
 Acquisition of                 16.1
 Duport
 Capital expenditures          123.8
 Investments/other               8.5
                          ----------
 Total                         350.4
                          ==========

 1995                           85.6
 1994                           52.9

Operating activities
Net cash provided by operating activities increased by 81% to $57.4 million in 1996 from $31.8 million in 1995, and was 3% higher than $56.0 million recorded in 1994. The combination of increased gold production and higher realized gold prices on revenue and operating income has had a positive impact on operating cash flow. The provision for (recovery of) loss on foreign currency contracts was a significant non-cash item in 1995 and 1994, but was not significant in 1996 when the recovery reduced cash flow by $0.5 million. In 1995 there was a recovery of $5.2 million which resulted in a reduction to cash flow compared to 1994 when there was a favourable contribution to cash flow of $15.3 million.

In respect to non-cash items, increases in depreciation in each of the last three years, and to a lesser extent increases in reclamation provisions, have had a positive impact on net cash provided by operating activities. In 1996, the closure costs and write-down of resource properties and other assets of $37.6 million for the Hope Brook and Colomac mines had a significant positive impact on cash provided by operating activities. Net changes in other operating items of $2.3 million in 1996 and $2.0 million in 1995 were used in operating activities compared to a positive contribution of $12.9 million in 1994.

Financing activities
Cash provided by financing activities amounted to $349.8 million in 1996 compared to $17.3 million in 1995 and $96.2 million in 1994. In 1996, the Company issued equity and debt securities, principally to acquire and fund the development and construction of the Kemess gold-copper project. The Kemess Mine is expected to be a major contributor to the Company's growth in gold production and cash flow starting in 1998. The issue of common shares provided $116.9 million in cash, of which the equivalent of $114.1 million in Royal Oak shares was part payment for the purchase of El Condor Resources Ltd. (the remainder being cash), and Geddes Resources Limited. In 1995, the exercising of warrants provided $14.6 million in cash, while in 1994 a public offering of common shares provided the Company with $95.2 million in cash. In 1996, the Company issued debt securities for the first time. The issue of 11% Senior Subordinated Notes due 2006 provided $230.9 million, net of issue costs, to the Company's treasury. The Company's debt to total capitalization at year-end 1996 was 35%.

The Company currently has no plans to issue further equity or debt securities to fund the construction of its development projects in 1997. The Company can draw on a $28 million unsecured, revolving line of credit with a major Canadian bank as required to fund working capital needs for current operations.

Investing activities
Net cash used in investing activities amounted to $323.6 million in 1996 and
was significantly higher than in previous years.   In 1995 and 1994, the
comparable amounts were $85.6 million and $52.9 million, respectively, and mainly reflected additions to capital assets and properties of $66.0 million in 1995 and $52.5 million in 1994. In 1996, $202.0 million in cash and Royal Oak shares was invested to acquire the Kemess assets. Approximately $123.8 million in cash was used for net additions to property, plant and equipment of which $49.0 million was spent on construction of the Kemess project. The acquisition of the Duport project amounted to $16.1 million.

Royal Oak's net cash requirement to fund capital projects in 1997 is estimated at approximately $222 million, including approximately $14 million in sustaining capital at current operations, and after a contribution of up to $108 million from the British Columbia government for the Kemess project.

Liquidity and Capital Resources
Working capital was $240.5 million at year-end 1996, of which cash and equivalents and marketable securities amounted to $226.0 million. Working capital was $158.8 million at the end of 1995, of which cash and equivalents and marketable securities amounted to $142.4 million. The increase mainly reflects the net result of additions of cash to the Company's treasury provided by the debt and equity issues. The total of cash and equivalents, and the commitment of funds from the British Columbia provincial government for the Kemess project, provide the Company with a high degree of liquidity to meet the cash outflow needs of the capital spending program and other working capital needs of the Company in 1997. The current ratio was 4.3:1 at year-end 1996 and 4.7:1 at year-end 1995. Working capital is expected to decline in 1997 and 1998 as the Company uses cash to fund construction of its development projects.

Risks and Uncertainties

Financial risks
The Company s profitability is primarily dependent on the quantity of gold produced at its operations; the selling price of gold; the Canadian/U.S. dollar exchange rate; and the capital and operating costs to produce the gold. The selling price of gold and the exchange rate are beyond management s control and are therefore considered to present the greatest risk to maintaining profitability. The Company employs hedging strategies to mitigate the risk of these two variables. The credit risk related to hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. The Company believes it has minimized credit risk by dealing with large credit-worthy institutions and by limiting credit exposure to each.

The Company has consistently realized among the highest revenues per ounce of gold in the mining industry through successful hedging strategies which take advantage of the volatility in the spot gold price and the contango on future gold prices. Hedging gains are generated from spot deferred, forward sales and call option contracts which are employed to provide price protection while retaining the ability to benefit from higher gold prices. The status of these contracts is described in Note 12(c) to the Consolidated Financial Statements. The Company is confident that it will continue to realize a gold price significantly higher than the average spot price, although there can be no assurance that the premiums of US$93 in 1996, US$25 in 1995, and US$44 per ounce in 1994 can be maintained.

The Company has entered into oil swap agreements to hedge the cost of crude oil which is used to generate power at the Colomac Mine. The cost of power is a significant component of total operating costs at Colomac. The status of these contracts is described in Note 12(c) to the Consolidated Financial Statements.

The Company sells its gold production in U.S. dollars which are converted to Canadian dollars, the currency in which the majority of the Company's costs are incurred. The Company also reports its financial statements in Canadian dollars. From 1991 to 1995, sales revenues have been beneficially impacted by a weakening Canadian dollar. There can be no assurance that this trend will continue, as evidenced in 1996 when the Canadian dollar strengthened slightly against the U.S. dollar. The Company has US$/C$ foreign currency contracts in place, the status of which are described in Note 12(c) to the Consolidated Financial Statements.

Operating and capital costs are subject to inflationary factors. The financial statements of the Company reflect historical costs; hence they do not show the cumulative effects of increasing costs and changes in the purchasing power of the dollar.

Certain of the Company's costs have increased because of inflation. Overall, costs may increase more or less than general inflation rates as a result of factors inherent in the mining industry and geographical location. On the other hand, the selling price of gold is influenced primarily by international markets and other political, monetary and economic events and may not rise with inflation. Consequently, the Company cannot counter rising costs of production by increasing selling prices, but must rely on controlling costs within its ability by continually searching for and implementing more cost efficient methods of mining and processing.

The ability to reduce unit cash costs is dependent on maintaining or increasing ore grades, production tonnages and productivity in order that the mines and mills can operate optimally. In recent years the mill head grades have generally declined due to a number of factors including lower ore grades and mining dilution. The Company has implemented plans to restore mined ore grades to former levels, and in certain cases to increase mill feed grades by bringing nearby deposits containing higher grade ore into production.

Reserve estimates may require revisions based on actual production experience. The ore grade actually recovered may differ from the estimated grade of the reserves. Fluctuations in the gold price, as well as increased production costs or reduced recovery rates, may render reserves containing relatively lower grades of mineralization uneconomic to recover and may ultimately result in a restatement of reserves.

The Company is continually seeking to replace and expand its reserves. The Company encounters competition from other mining companies, some with significantly greater financial resources than the Company, in connection with the acquisition of properties. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities and the appropriate financing of exploration, development and operations. Accordingly, no assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that development programs will be able to extend the life of existing mines.

The Company takes a prudent approach to business and maintains adequate insurance at all times to cover normal business risks.

Environmental risks
The Company's mining operations and exploration activities are subject to extensive federal, provincial, state and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health and safety, waste disposal, monitoring, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters. Compliance with such laws and regulations increases the costs of planning, designing, drilling, developing, constructing, operating and closing mines and other facilities. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or continue the operation of a mine or mines.

Royal Oak conducts its operations so as to protect its employees, the general public and the environment and believes its operations are in compliance with all applicable laws and regulations, in all material respects.

The Company is not able to determine the impact of future changes in environmental laws and regulations, which are generally becoming more restrictive, on its operations and future financial position due to the uncertainty surrounding the ultimate form such changes may take. Insurance against certain liabilities for environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry. Without such insurance, if the Company becomes subject to environmental liabilities, the payment of such liabilities would reduce its available funds. The Company believes that it has made adequate financial provisions for the costs associated with mine closures and reclamation, and is of the opinion that any changes to environmental laws and regulations in the future should not have a material effect on the Company.

Political and other risks
All of the Company's mining operations are located in Canada and as such the Company is not exposed to the political and economic risks associated with operating in foreign countries. The Company has an exploration and development project (Copperstone) in the United States. The Company's interest in gold in China is through Asia Minerals Corp., a 44%-owned Canadian affiliated company. The Company believes that the risks and uncertainties of operating and investing in these countries are manageable and reasonable relative to the expected benefits.

Because the Company's new development projects are located in remote areas of Canada and the United States, the Company is exposed to intervening parties such as First Nations groups and various cottage residents. In order to minimize any potential risk to a project, the Company does not proceed with development until all permits and licenses have been received. The Company works with special interest groups to understand their needs and provides contract and employment opportunities to these groups.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. See "Special Note Regarding Forward-Looking Statements".

The outlook for Royal Oak over the next few years is most encouraging as the Company develops a number of major capital projects that are expected to increase gold production to approximately one million ounces by the year 2000, and at the same time reduce cash costs significantly. This will achieve a major strategic objective set by management three years ago.

Each year since the acquisition of the Pamour and Giant Yellowknife Groups in November 1990, the Company has increased its gold production, mineral inventory, revenue, shareholders' equity and total assets through a number of acquisitions. This growth has been reflected in the market capitalization of the Company which has increased significantly, from $90 million at the end of 1991 to $617 million at the end of 1996. The Company's growth has been funded by issuing new equity and debt while the Company has maintained a strong balance sheet. This 586% increase in market capitalization has been accompanied by a 151% increase in the number of common shares outstanding.

The Company recognizes that further dilution of shareholders' equity is not desirable and has no plans to issue more equity to fund the development and construction of its capital projects. Approximately $550 million (net to Royal Oak) will be required to fund these projects over the next four years and will be sourced from cash in treasury, operating cash flow and economic assistance and compensation from the B. C. government. In 1996, the Company increased its cash position by issuing debt securities to complete the funding of the Kemess project. At year end, the debt to total capitalization ratio was 35%. The Company will maintain appropriate liquidity and a prudent level of debt as it funds its aggressive growth.

Royal Oak's gold production has increased since 1990 primarily through the acquisitions of the Hope Brook Mine and the Colomac Mine. Gold production is scheduled to decrease slightly from 389,203 ounces in 1996 to approximately 375,000 ounces in 1997 due to closure of the Hope Brook Mine in September of 1997. Gold production in 1998 is estimated at approximately 508,000 ounces, and 735,000 ounces in 1999. Increases in production will come from Kemess, Matachewan, the Pamour expansion and a number of other smaller projects currently under development over the next four years.

Royal Oak begins 1997 with 9.9 million ounces of gold in mineable ore reserves. The Company plans to maintain an active exploration program on its properties to increase ore reserves with expected expenditures of approximately $10 million per year. Royal Oak expects increased earnings and cash flow for shareholders as lower-cost gold production and ore reserves increase in the years ahead.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Management Responsibility

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1996 and 1995.

Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1996.

Consolidated Changes in Capital Stock for each of the three years in the period ended December 31, 1996. (See Note 8(a) of the Notes to Consolidated Financial Statements).

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 1996.

Notes to Consolidated Financial Statements.


                       Consolidated Financial Statements

Accounting Responsibilities, Procedures and Policies

The Board of Directors which, among other things, is responsible for the Consolidated Financial Statements of the Company, delegates to management the responsibility for the preparation of the financial statements.
Responsibility for their review is that of the Audit Committee. Each year the shareholders appoint independent auditors to audit and report directly to them on the consolidated financial statements.

In preparing financial statements, great care is taken to use the appropriate generally accepted accounting principles and estimates considered necessary by management to present fairly and consistently the consolidated financial position and the results of operations. The significant accounting policies followed by the Company are summarized on the following pages.

The accounting systems employed by the Company include such appropriate controls, checks and balances to provide reasonable assurance that the Company's assets are safeguarded from loss or unauthorized use as well as facilitating the preparation of comprehensive, timely and accurate financial information. There are limits inherent in all systems based on the recognition that the cost of such systems should not exceed the benefits to be derived. The Company believes its systems provide the appropriate balance in this respect.

The Company's Audit Committee is appointed by the Board of Directors annually and comprises three members including two non-management directors. The Committee meets with management and with the independent auditors (who have free access to the Audit Committee) to satisfy itself that each group is properly discharging its responsibilities and to review the financial statements and the independent auditors' report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the financial statements for issuance to the shareholders.

February 6, 1997


/s/ M. K. Witte
------------------------------------
M.K. Witte
President and Chief Executive Officer



/s/ J. H. Wood
---------------------------------------
James H. Wood
Chief Financial Officer


Auditors  Report to the Shareholders

We have audited the consolidated balance sheets of Royal Oak Mines Inc. as at December 31, 1996 and 1995 and the consolidated statements of income and retained earnings and cash flow for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in accordance with generally accepted accounting principles.


                                                         Arthur Andersen & Co.
                                                         Chartered Accountants
Vancouver, B.C.
February 6, 1997

                             ROYAL OAK MINES INC.
                          Consolidated Balance Sheets
                      (in thousands of Canadian dollars)

                                                December 31             December 31
                                                       1996                    1995
                                                ===========             ===========
 ASSETS
 Current Assets
   Cash and cash equivalents                       $197,766                $139,410
   Marketable securities                             28,259                   2,971
   Receivables                                       17,492                   7,138
   Inventories (note 3)                              61,844                  46,136
   Prepaid expenses                                   7,729                   5,620
                                                -----------             -----------
      Total Current Assets                          313,090                 201,275
 Property, Plant and Equipment                      482,733                 191,381
 (note 4)
 Long-Term Investments (note 5)                      16,586                  36,307
 Deferred Charges and Other Assets                    9,221                      --
                                                -----------             -----------
                                                   $821,630                $428,963
                                                ===========             ===========

 LIABILITIES
 Current Liabilities
    Accounts payable                                $21,094                 $13,640
    Accrued payroll costs                             3,514                   5,267
    Deferred revenue and capital leases
      (note 6)                                       13,508                   5,495
    Income taxes payable (note 9)                     3,894                   3,350
    Senior subordinated notes interest
      payable (note 7)                               10,180                      --
    Other current liabilities                        20,383                  14,682
                                                -----------             -----------
      Total Current Liabilities                      72,573                  42,434

 Deferred Revenue and Other                          52,827                  40,800
 Liabilities (note 6)
 Senior Subordinated Notes (note 7)                 239,680                      --
 Deferred Income Taxes (note 9)                       5,064                   5,064
 Minority Interest in Subsidiary                        120                     170
   Companies
                                                -----------             -----------
 TOTAL LIABILITIES                                  370,264                  88,468
                                                -----------             -----------

 Contingencies and Commitments (note 12)

 SHAREHOLDERS' EQUITY
 Capital Stock (note 8)
    Common stock
    Authorized - unlimited
    Outstanding - 138,845,263
          (1995 - 119,118,714)                      378,813                 261,957
 Retained Earnings                                   72,553                  78,538
                                                -----------             -----------
 TOTAL SHAREHOLDERS' EQUITY                         451,366                 340,495
                                                -----------             -----------
 TOTAL LIABILITIES AND                             $821,630                $428,963
 SHAREHOLDERS' EQUITY
                                                ===========             ===========

 The accompanying notes are an integral part of the Consolidated Financial
 Statements.


                        ROYAL OAK MINES INC.
                       Consolidated Statements of Income
          (in thousands of Canadian dollars except per share amounts)

                                                  Year ended December 31
                                      ----------------------------------------------
                                           1996              1995               1994
                                      =========         =========          =========
 REVENUE                               $255,168          $208,311           $162,111

 EXPENSES
   Operating                            181,869           182,024            117,790
   Royalties and marketing                2,904             2,535              2,490
   Administrative and corporate           9,339             8,549              5,271
   Depreciation and                      24,900            13,645              8,525
     amortization
   Reclamation                            2,663             1,250                212
   Exploration and other                  4,742               619                248
   Provision for (Recovery of) loss on
     foreign currency contracts            (453)           (5,244)            15,267
     (note 6(b))
                                      ---------         ---------          ---------
       Total operating expenses         225,964           203,378            149,803
                                      ---------         ---------          ---------
 OPERATING INCOME                        29,204             4,933             12,308

 OTHER INCOME (EXPENSE)
   Interest and other income,             8,934            21,010              7,511
     net (note 10)
   Interest expense                        (378)             (298)               (62)
   Senior subordinated notes            (10,089)               --                 --
     interest
   Senior subordinated notes              5,362                --                 --
     interest capitalized
   Closure costs and write-down of      (37,633)             (891)                --
     resource properties and other
     assets (note 16)
   Gain on issuance of shares by associated
     company                                 --                --              3,020
                                       --------         ---------           --------
 INCOME (LOSS) before                    (4,600)           24,754             22,777
   undernoted
   Income and mining taxes -               (900)           (1,542)              (636)
     current (note 9)
   Minority interest                         50               594                 --
   Equity in income (loss) of              (535)             (637)                25
     associated companies
                                       --------         ---------           --------
 NET INCOME (LOSS)                       (5,985)           23,169             22,166

 RETAINED EARNINGS - BEGINNING           78,538            55,369             33,203
 OF PERIOD
                                       --------         ---------           --------
 RETAINED EARNINGS - END OF            $ 72,553         $  78,538           $ 55,369
 PERIOD
                                       ========         =========           ========

 EARNINGS (LOSS) PER SHARE -           $  (0.04)        $    0.20           $   0.22
   BASIC (note 8)
                                       ========         =========           ========
 EARNINGS (LOSS) PER SHARE -           $  (0.04)        $    0.20           $   0.22
   FULLY DILUTED
                                      =========         =========           ========
 Weighted average number of common shares
   outstanding (000's)                  136,758           117,900            101,399
                                      =========         =========           ========

 The accompanying notes are an integral part of the Consolidated Financial Statements.


                             ROYAL OAK MINES INC.
                     Consolidated Statements of Cash Flow
                      (in thousands of Canadian dollars)

                                                 Year ended December 31
                                                --------------------------------
                                                  1996               1995               1994
                                              ========           ========           ========
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net income (loss) for the period            $(5,985)           $23,169            $22,166
   Items not affecting cash:
     Depreciation and amortization              24,900             13,645              8,525
     Reclamation                                 2,663              1,250                212
     Provision for (Recovery of) loss on foreign
       currency contracts                         (453)            (5,244)            15,267
     Closure costs and write-down of resource
       properties and other assets              37,633                891                 --
     Gain on issuance of shares by associated
       company                                      --                 --             (3,020)
     Other                                       1,014                 44                (25)
                                              --------           --------           --------
                                                59,772             33,755             43,125
 Net change in other operating items (note      (2,323)            (1,995)            12,854
   13)
                                              --------           --------           --------
 Net cash provided by operating activities      57,449             31,760             55,979
                                              --------           --------           --------
 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Issue of common shares (note 8(a))          116,855             14,595             95,203
   Issue of senior subordinated notes          239,680                 --                 --
   Issue costs of senior subordinated notes     (8,786)                --                 --
   Accrued reclamation on acquisition               --              3,000                 --
     (note 4)
   Other                                         2,001               (300)             1,037
                                              --------           --------           --------
 Net cash provided by financing activities     349,750             17,295             96,240
                                              --------           --------           --------
 CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Investment in Kemess capital assets through
     purchase of companies                    (201,976)                --                 --
   Decrease in long-term investments            26,882                 --                 --
   Investment in capital assets through
     purchase of Consolidated Professor
     Mines Limited                             (16,100)                --                 --
   Net additions to property, plant and
     equipment                                (123,844)           (66,018)           (52,461)
   Investment, net of sales                     (7,697)           (19,025)              (415)
   Other assets                                   (820)              (568)               (50)
                                              --------           --------           --------
 Net cash used in investing activities        (323,555)           (85,611)           (52,926)
                                              --------           --------           --------
 INCREASE (DECREASE) IN CASH AND MARKETABLE
   SECURITIES DURING PERIOD                     83,644            (36,556)            99,293
 CASH AND MARKETABLE SECURITIES AT
   BEGINNING OF PERIOD                         142,381            178,937             79,644
                                              --------           --------           --------
 CASH AND MARKETABLE SECURITIES AT END OF     $226,025           $142,381           $178,937
   PERIOD
                                              ========           ========           ========
 Cash paid for:
   Income taxes                                   $788             $1,542               $636
   Interest expense                               $378               $298                $62

The accompanying notes are an integral part of the Consolidated Financial
Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(tabular amounts in thousands of Canadian dollars unless otherwise stated)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Royal Oak Mines Inc. (the "Company"), amalgamated under the laws of the province of Ontario, have been prepared by management in Canadian dollars in accordance with accounting principles generally accepted in Canada. In all material respects, these accounting policies are in conformity with accounting policies generally accepted in the United States except as disclosed in note 14.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's principal subsidiaries include: Arctic Precious Metals, Inc., Kemess Mines Inc., Consolidated Professor Mines Limited, Beaverhouse Resources Ltd., 934962 Ontario Inc., 10502 Newfoundland Ltd., and Witteck Development Inc. (all 100% owned); and Ronnoco Gold Mines Limited (89% owned).

Joint ventures are accounted for on the proportionate consolidation method.

CASH EQUIVALENTS
The Company defines cash equivalents as highly liquid financial instruments purchased with a maturity of ninety days or less.

MARKETABLE SECURITIES
Marketable securities are recorded at the lower of cost or quoted market value.

INVENTORIES
Bullion which is in process but not yet in deliverable form is recorded at estimated realizable value. Stores and operating supplies are recorded at the lower of average cost or replacement cost.

PROPERTY, PLANT AND EQUIPMENT
(I)   Plant and equipment and mining properties are recorded at cost.

(ii) For underground operations, development expenditures incurred to expose ore, increase production or extend the life of a mine which is currently in production are capitalized.

(iii) For open pit operations, mining costs are deferred when the ratio of waste tons mined to ore tons mined exceeds the estimated life-of-mine strip ratio. These deferred costs are charged to operating costs when the actual ratio is below the life-of-mine strip ratio.

(iv) Exploration, development and other pre-production expenditures incurred on projects under development are capitalized.

(v) Costs relating to the acquisition and exploration of non-producing properties on which economically recoverable ore reserves have yet to be identified are capitalized. The ultimate recovery of these costs depends upon the discovery and development of economic ore reserves or the sale of the mineral rights. When it has been established that a mineral property has development potential, the exploration costs incurred are reclassified to the category of mining properties. If an exploration property is abandoned, the capitalized costs for that property are charged to income. The amounts shown for non-producing properties do not necessarily reflect present or future values.

(vi) Depreciation and amortization of plant and equipment, mining properties and capitalized expenditures are provided on the unit-of-production method based upon estimated total mineral inventory.

(vii) Reviews are undertaken regularly to evaluate the carrying values of operating mines and development properties. If it is determined that the net recoverable amount is significantly less than the carrying value and the impairment in value is permanent, a write-down is made with a charge to income.

INVESTMENTS IN ASSOCIATED COMPANIES
Investments in associated companies in which the Company has significant influence are accounted for by the equity method.

RECLAMATION AND SITE RESTORATION COSTS
Estimated reclamation and site restoration costs are charged against income on the unit-of-production method based upon estimated total mineral inventory. Ongoing reclamation activities are charged against income as incurred.

REVENUE RECOGNITION
Revenue from gold production is recognized when the ore is mined and processed at the on-site facility. Revenue is subject to adjustment on final settlement to reflect changes in metal prices, weights and assays.

HEDGING TRANSACTIONS
Hedging transactions include spot deferred contracts, forward sale contracts and option contracts. Contracted prices on spot deferred and forward sales contracts are recognized in revenue as production is delivered against the commitment. If actual delivery is not made against a particular spot deferred contract at the time of maturity, losses, if any, are recognized at that time.

Gains and losses arising from the early liquidation of hedging contracts are deferred and are recognized in revenue when the original contract would have matured.

Net proceeds realized on the sale of options are deferred and are recognized in revenue on the expiry date for options which expire or are repurchased, or on the delivery date for options which have been exercised and for which the settlement of the underlying ounces has been deferred.

INTEREST CAPITALIZED
The Company capitalizes interest on substantial development projects.

INCOME TAXES
The Company follows the deferral method of applying the tax allocation basis of accounting for income taxes. Under this method, timing differences between the period when income or expenses are reported for tax purposes and the period when they are recorded for accounting purposes result in provisions or recoveries of deferred income taxes.

FOREIGN CURRENCY TRANSLATION
Financial statements of the Company s principal United States subsidiary, Arctic Precious Metals, Inc., are translated into Canadian dollars using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities and operating results are translated at the historical exchange rate prevailing at the date of the transaction. Gains and losses arising from the translation of the financial statements are included in the results of operations.

SEGMENTED INFORMATION
The Company operates within one dominant industry segment, gold mining, carried out in the Northwest Territories, Newfoundland, and Ontario, Canada.

COMPARATIVE FIGURES
Certain of prior years' amounts have been reclassified to conform with the current year's presentation.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of the following financial instruments are:

                                                        December 31
                                ---------------------------------------------------------
                                           1996                           1995
                                ---------         --------      --------         --------

                                 Carrying             Fair      Carrying             Fair
                                   Amount            Value        Amount            Value
                                ---------         --------      --------         --------
 Cash and cash equivalents       $197,766         $197,766      $139,410         $139,410
 Marketable securities            $28,259          $28,259        $2,971           $4,436
 Long-term investment             $16,586          $26,788       $36,307          $42,721
 Senior subordinated notes       $239,680         $239,680            --               --

The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

The fair value of marketable securities and long-term investments is based on quoted market values.

In the opinion of management, the fair value of senior subordinated notes is not materially different from the carrying value.

3. INVENTORIES

                                               December 31
                                         -----------------------
                                            1996            1995
                                         -------         -------


 Bullion in process                      $25,687         $18,574
 Stores and operating supplies            36,157          27,562
                                         -------         -------
                                         $61,844         $46,136
                                         =======         =======

4. PROPERTY, PLANT AND EQUIPMENT

                                                                   December 31
                                                              ---------------------------
                                                                  1996               1995
                                                              --------           --------
                                              Accumu-
                                                lated              Net                Net
                                              Amorti-             Book               Book
                                 Cost          zation            Value              Value
                             --------         -------         --------           --------
 Plant and Equipment         $105,223         $24,219          $81,004            $60,821
 Mining Properties and
   Deferred Development       406,700          31,621          375,079            104,997
 Exploration Costs and
   other Non-producing
   Properties                  26,650           --              26,650             25,563
                             --------         -------         --------           --------
                             $538,573         $55,840         $482,733           $191,381
                             ========         =======         ========           ========

The following is a summary of the net book value of the Property, Plant and Equipment by location:

                                             Mining
                                         Properties
                              Plant             and       Explor-
                                and        Deferred         ation          December 31
                             Equip-        Develop-           and     --------------------
 Location                      ment            ment         Other         1996        1995
 -------------              -------      ----------       -------     --------    --------
 Giant                      $26,748         $21,376        $4,418     $52,542     $49,936
 Colomac                     17,298          13,661           614      31,573      45,918
 Timmins                     23,892          47,986        18,071      89,949      59,931
 Matachewan                      --           5,351            --       5,351         132
 Duport                          --          16,100            33      16,133          --
 Newfoundland                 8,573             354         1,386      10,313      19,697
 British Columbia             1,143         270,062           739     271,944      10,730
 U.S. and other               3,350             189         1,389       4,928       5,037
                            -------      ----------       -------     --------    --------
                            $81,004        $375,079       $26,650     $482,733    $191,381
                            =======      ==========       =======     ========    ========

5. LONG-TERM INVESTMENTS

                                                              December 31
                                                       -------------------------
                                                          1996              1995
                                                       -------           -------
 Partially-owned companies fully acquired
 subsequent to 1995 year end (note 15):
      Geddes Resources Limited                             $--           $12,143
      El Condor Resources Ltd.                              --             7,408
      St. Philips Resources Inc.                            --             7,331
                                                       -------           -------
                                                            --            26,882
 Highwood Resources Ltd. (formerly
 Mountain Minerals Co. Ltd.)                            10,790             7,056
 Asia Minerals Corp. and other                           5,796             2,369
                                                       -------           -------
                                                       $16,586           $36,307
                                                       =======           =======

In 1994, Mountain Minerals Co. Ltd. ("Mountain Minerals") issued additional share capital which reduced the Company's equity interest from 51% to 41%. As a result of this share issuance by Mountain Minerals, the Company recorded a gain on dilution of $3,020,000.

In March 1996, Mountain Minerals purchased a 34.7% interest in Highwood Resources Ltd.("Highwood"). In August, 1996, through a Plan of Arrangement, Highwood acquired all of the outstanding shares of Mountain Minerals. The companies combined and continued under the name of Highwood Resources Ltd. In December 1996, the Company agreed to convert part of the long-term debt to Highwood into common shares. Three million dollars of long-term debt was repaid by Highwood issuing 1,935,483 common shares resulting in the Company holding a 38.6% interest in Highwood.

6.  DEFERRED REVENUE AND OTHER LIABILITIES

                                                    December 31
                                           ----------------------------
                                              1996                 1995
                                           -------              -------
 Deferred revenue                          $33,891              $29,711
 Provision for loss on foreign
   currency contracts                        9,570               10,023
 Accrued reclamation                         7,522                4,852
 Provision for closure costs                10,100                   --
 Capital leases                              4,962                1,709
 Other                                         290                   --
                                           -------              -------
                                            66,335               46,295
 Less current portion                       13,508                5,495
                                           -------              -------
                                           $52,827              $40,800
                                           =======              =======

(a) DEFERRED REVENUE
The following table summarizes the years in which the deferred revenue is expected to be recorded in income.

 Year                      Amount
 -----                    -------
 1997                     $10,994
 1998                       9,149
 1999                      13,748
                          -------
                          $33,891
                          =======

(b)  PROVISION FOR LOSS ON FOREIGN CURRENCY CONTRACTS
To protect the Company from foreign currency fluctuations and to provide a minimum Canadian dollar conversion rate for its U.S. dollar gold sales revenue, the Company enters into foreign currency contracts for conversion into Canadian dollars. Contracts are associated with the Company's contractual obligation to deliver future gold production at specified prices in U.S. dollars. At the end of 1996, the Company had contracts to deliver approximately US$116 million (1995 - US$116 million) at an average exchange rate of 1.2822 (1995 - 1.2806) C$/US$. The Company marks to market these contracts and follows a policy of rolling forward these contracts as they mature and expects to delay delivery of U.S. dollars against these contracts.

(c) CAPITAL LEASE OBLIGATIONS
Capital lease obligations will be settled as follows:

 1997                     $2,514
 1998                     $1,336
 1999                     $  783
 2000                     $  329
 2001 and                 $   --
 thereafter

7.  SENIOR SUBORDINATED NOTES

On August 12, 1996, the Company completed the sale of US$175 million principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). The Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and to certain other accredited institutional buyers. On October 9, 1996, an exchange offer was made to exchange the Notes for Series B 11% Senior Subordinated Notes due 2006 (the "Series B Notes"), pursuant to a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. This exchange offer expired on November 5, 1996 and all US$175 million principal amount of Notes were exchanged for Series B Notes.

The Series B Notes are unsecured senior subordinated obligations of the Company and, as such, will be subordinated in right of payment to all existing and future senior indebtedness of the Company. The Series B Notes are guaranteed by Kemess Mines Inc., a wholly owned subsidiary of the Company.
The Series B Notes and interest payments are denominated in U.S. dollars.

Under the terms of the subordinated notes the Company must, in certain cases, meet certain financial and other tests in order to issue additional debt.

8.  CAPITAL STOCK

(a) CHANGES IN CAPITAL STOCK
Authorized: An unlimited number of special shares issuable in series and an unlimited number of common shares.
Issued, outstanding and fully paid - special: nil (1995 - nil)
Issued, outstanding and fully paid - common:

                                                      Number of
                                                         shares           Amount
                                                    -----------         --------
 BALANCE, DECEMBER 31, 1993                          96,956,213         $152,159
 Issued via public offering                          17,400,000          100,050
 Exercise of warrants - Series 2                         19,000               61
 Issued for share purchase options                      119,534              132
 Share issue costs                                           --           (5,040)
                                                    -----------         --------
 BALANCE, DECEMBER 31, 1994                         114,494,747          247,362
 Exercise of warrants - Series 2                      4,475,300           14,545
 Issued for share purchase options                      148,667              190
 Issued to acquire Witteck Development                1,924,816            8,854
   Inc.
 Share issue costs                                           --             (140)
                                                    -----------         --------
 BALANCE, DECEMBER 31, 1995                         121,043,530          270,811
 Issued to acquire Geddes and El Condor
   (see note 15)                                     19,011,883          114,071
 Issued for share purchase options                      714,666            2,785
                                                    -----------         --------
 Balance, December 31, 1996 issued
   and outstanding                                  140,770,079          387,667
 Company shares held by Witteck
   Development Inc. (note 8(b))                      (1,924,816)          (8,854)
                                                    -----------         --------
 Balance, December 31, 1996 for financial
  reporting purposes                                138,845,263         $378,813
                                                    ===========         ========

(b) ACQUISITION OF WITTECK DEVELOPMENT INC.
During 1995, the Board of Directors and the shareholders approved the acquisition of all of the shares of Witteck Development Inc. ("Witteck") whose sole asset is an investment in the Company of 1,924,816 shares. This investment has been recorded as a reduction of capital stock on the balance sheet. Consequently, the shares of the Company that are held by Witteck have been excluded from the determination of earnings per share information.

(c) WARRANTS
During the year 3,000,000 Series 3 warrants expired, unexercised. There were no warrants outstanding at December 31, 1996.

(d) WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Earnings per share has been calculated on the basis of the weighted average number of common shares outstanding for the year which was 136,758,106 shares (1995 - 117,900,306; 1994 - 101,399,347).

(e) STOCK OPTIONS
The Company grants stock options to employees and directors in recognition of their service to the Company.

The following table outlines activity with respect to the Company's stock options:

                                 Number of           Price per
                                    shares               share
                                 ---------       -------------
 OUTSTANDING, DECEMBER 31, 1993  1,406,367       $0.48 - $6.25
 Granted                         1,100,000
 Exercised                        (119,534)      $0.48 - $2.85
 Canceled/Expired                 (166,000)
                                 ---------       -------------
 OUTSTANDING, DECEMBER 31, 1994  2,220,833       $0.48 - $6.25

 Granted                           605,000
 Exercised                        (148,667)      $0.90 - $2.85
 Canceled/Expired                 (215,000)
                                 ---------       -------------
 OUTSTANDING, DECEMBER 31, 1995  2,462,166       $0.48 - $6.25

 Granted                         1,482,000
 Exercised                        (714,666)      $0.48 - $4.50
 Canceled/Expired                 (375,000)
                                 ---------       -------------
 OUTSTANDING, DECEMBER 31, 1996  2,854,500       $1.60 - $6.75
                                 =========       =============

9.  INCOME TAXES

The provisions for income tax are analyzed in the following table to show the taxes that would be payable by applying statutory tax rates to the Company's pre-tax earnings, and the taxes actually provided in the accounts:

                                                            December 31
                                                 -------------------------------
                                                    1996        1995        1994
                                                 -------     -------     -------
 Pre-tax income (loss), as reported              $(4,600)    $24,754     $22,777
 Combined statutory tax rates                        43%         43%         43%
 Tax (benefit) at combined statutory rates       $(1,978)    $10,644      $9,794

 Adjust for tax effect of:
    Resource allowance                            (4,432)       (771)     (3,782)
    Non-taxable portion of capital gains            (447)       (829)       (547)
    Deductible financing costs                    (1,147)     (1,152)       (860)
    Other                                             45          43          --
 Utilization of previously unrecognized
   deferred tax assets and net adjustment
   to deferred taxes                               7,984      (7,157)     (4,605)
 Foreign earnings subject to different
   tax rates                                          --        (117)         --
 Large corporation capital tax                       875         639         336
 Corporate minimum tax                                --         242         300
                                                 -------     -------     -------
                                                    $900      $1,542        $636
                                                 =======     =======     =======

For income tax purposes, the Company has tax deductions available to be utilized in future years totalling $198 million. When claimed, a substantial portion of these tax deductions will result in the creation of deferred income tax liabilities.

The Company also has $14 million of earned depletion and mining exploration depletion base carry forward available to be deducted against certain future resource profits.

Because of reorganizations undertaken by the Company, utilization of tax deductions and earned depletion base may be restricted.

10.  INTEREST AND OTHER INCOME, NET

Interest and other income is comprised of:

                                                            December 31
                                               ------------------------------------------
                                                 1996             1995               1994
                                               ------          -------             ------
 Interest income                               $6,215          $10,776             $4,078
 Gain on sale of securities, net                2,691            8,309              1,290
 Other, net                                        28            1,925              2,143
                                               ------          -------             ------
                                               $8,934          $21,010             $7,511
                                               ======          =======             ======

11.  EMPLOYEE BENEFIT PLANS

The Company has defined benefit and defined contribution pension plans covering substantially all of its regular full-time employees. Pension benefits are based, in defined benefit plans, on employees' earnings and years of service. Most of the plans are funded currently by contributions from the Company, based on periodic actuarial valuations. Contributions to its defined contribution plan are based on a specific percentage of base earnings. The market related value of the defined benefit pension plans assets was $37,811,000 at December 31, 1996 (1995 - $35,359,000) and the actuarial present value of accrued pension benefits was estimated by the plans' actuary to be $32,978,000 at December 31, 1996 (1995 - $31,321,000). The total pension expense for the year was $1,439,000 (1995 - $1,324,000; 1994 -
$1,163,000).

12.  CONTINGENCIES AND COMMITMENTS

(a)   LEGAL CLAIM
On September 18, 1992, nine miners were murdered in an underground explosion at the Company's Giant Mine. A member of the union which was on strike at the time was charged and convicted of nine counts of second degree murder. In September, 1994, dependents of the deceased miners sued the Company and two of its officers and directors, along with 23 other named defendants including Procon Miners Inc., Pinkerton's of Canada Limited, the Government of the Northwest Territories, and National Automobile, Aerospace and Agricultural Implement Workers Union of Canada, for losses allegedly suffered as a result of the explosion. The claim against the Company and all defendants but one, totals approximately $10.8 million plus taxes, interest and costs. The claim against the two officers and directors and all other defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs.

The claim is being vigorously defended. Counsel for the Company's insurer has stated that, based on allegations in the amended Statement of Claim any liability that might be imposed would be within the Company s liability insurance coverage. The Company believes that the claim is without merit.

(b)   LAWS AND REGULATIONS
The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment and believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Company has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations.

Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as new information becomes available.

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company is also subject to reassessment for income and mining taxes for certain years.
It does not believe that adverse decisions in any potential tax reassessments or any amount which it may be required to pay by reason thereof will have a material adverse effect on the financial condition or future results of operations of the Company.

(c)   FORWARD SALES AND HEDGING CONTRACTS
The Company engages in hedging transactions to minimize the impact of fluctuations in gold, copper, oil and foreign currency prices.

The credit risk related to hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. The Company believes it has minimized credit risk by dealing with large credit-worthy institutions and by limiting credit exposure to each.

(I) At December 31, 1996 the Company had contractual arrangements to deliver the following ounces of gold:

                                     Gold           Price of Forward
 Year                             Forward                  Sales (oz)
 ----                             -------           ----------------
 1997                              82,182                     US$395
 1998                              60,000                     US$416
 1999                             110,000                     US$432
 2000                              60,000                     US$445
 2001                                  --                         --
                                 --------
                                  312,182
                                 ========

Delivery under these contracts can be deferred for up to five years or advanced at the Company's option depending on the individual contract.

(ii) The Company's call option position as of December 31, 1996 was as follows:

                                 Gold Call                 Strike
                                   Options                  Price
 Year                             Sold (oz)               (per oz)
                                 ---------                -------
 1997                              210,000                 US$401
 1997                              187,792                  C$540
 1998                              200,000                  C$540
 1999                              200,000                  C$540
 2000                                   --                     --
 2001                                   --                     --
                                   -------
                                   797,792
                                   =======

If called, the Company has the ability to delay delivery of these ounces by entering into fixed forward or spot deferred contracts originating with the same number of ounces and strike prices as in the exercised option.

(iii)  The Company's put option position at December 31, 1996 was as follows:

                          Gold Put Options          Strike Price
 Year                             Sold (oz)              (per oz)
 ---------                ----------------          ------------
 1997                               50,000                US$366
 1997                               70,000                US$380
 1998-2001                              --                    --
                                   -------
                                   120,000
                                   =======

(iv) At December 31, 1996, the Company had contractual agreements, in US$, to deliver the following tons of copper:

                                    Copper        Strike Price per
 Year                         (metric tons)      metric ton in US$
 ---------                    ------------       -----------------
 1997                               12,958                  $2,051
 1998-2001                                                      --
                                   -------
                                    12,958
                                   =======

(v ) At December 31, 1996, the Company's obligations to sell U.S. dollars were as follows:

                                                                       Exchange
                              U.S. Dollars       Rate     Carrying         Fair
 Year                               (000's)   (C$/US$)     Amount         Value
 ---------                    ------------    --------    --------      -------
 1997                             $115,866     1.2822     $(9,570)      $(9,570)
 1998-2001                              --         --          --            --
                              ------------    --------    --------      -------
                                  $115,866     1.2822     $(9,570)      $(9,570)
                              ============    ========    ========      =======

The Company marks to market these contracts based on the applicable exchange rate at the date of the balance sheet. See Note 6(b).

(vi) At December 31, 1996, the Company's currency call option position was as follows:

                              U.S. Dollars       Exchange Rate
 Year                               (000's)            (C$/US$)
 ---------                    ------------       -------------
 1997                           US$100,000              1.3740
 1998-2001                              --                  --
                              ------------       -------------
                                US$100,000
                              ============

(vii) At December 31, 1996, the Company had oil swap agreements to hedge the cost of Western Texas Intermediate ("WTI") crude oil to be used for the operations of the Colomac Mine. These agreements call for settlement as follows:

                            Barrels of WTI               Price Per
 Year                            Purchased                  Barrel
 --------                   --------------                --------
 1997                              200,000                US$16.85
 1998-2001                              --                      --
                            --------------
                                   200,000
                            ==============

(d)  OPERATING ROYALTIES

(I) Under the terms of the Hope Brook Mine Asset Purchase Agreement, the Company is obligated to pay an operating royalty when the average price of gold exceeds US$380 per ounce. Amounts payable vary between $1,300,000 and $3,300,000 annually depending on the average price of gold. In respect of 1996, the Company was obligated to pay $1,300,000 (1995 - $1,300,000; 1994 -
$1,300,000).  Obligations under this agreement expired in 1996.

(ii) Under the terms of the Colomac Mine Asset Purchase Agreement, the Company is obligated to pay an operating royalty when the average price of gold exceeds US$400 per ounce. Amounts payable vary between $1.0 million and $2.0 million annually depending on the average price of gold. In respect of 1996, no amount was payable under this royalty (1995 - nil; 1994 - nil). Obligations under this agreement expire in 1999.

13.  NET CHANGE IN OTHER OPERATING ITEMS

                                                     December 31
                                      -------------------------------------------
                                          1996             1995              1994
                                      --------           ------          --------
 Cash provided by (used for)
    Receivables                       $(10,354)          $ (296)         $ (3,905)
    Inventories                        (17,708)          (9,886)          (17,530)
    Prepaid expenses                    (2,108)            (799)           (1,533)
    Accounts payable                     7,454              986            (1,498)
    Accrued payroll costs               (1,753)            (383)            1,717
    Income taxes payable                   543              935               802
    Deferred revenue                     4,180            5,593            22,768
    Interest payable                    10,180               --                --
    Other current liabilities            7,243            1,855            12,071
    Mountain Minerals                       --               --               (38)
      deconsolidation
                                       -------          -------           -------
                                       $(2,323)         $(1,995)          $12,854
                                       =======          =======           =======

14.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Reconciliation of net income in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") to net income in accordance with United States generally accepted accounting principles ("U.S. GAAP") is as follows:

                                                             December 31
                                                ----------------------------------
                                                    1996         1995         1994
                                                --------     --------      -------
 Net income (loss) in accordance
    with Canadian GAAP                           $(5,985)    $23,169       $22,166

 Decrease:
    Depreciation and amortization                 (4,506)     (5,633)       (2,188)
    Employee benefit plans                          (193)       (359)           --
                                                --------     --------      -------
 Net income (loss) in accordance
    with U.S. GAAP                              $(10,684)    $ 17,177      $19,978
                                                ========     ========      =======
 Earnings (loss) per share in
    accordance with U.S. GAAP:
 Primary earnings (loss)                          $(0.08)      $0.15         $0.19
 Fully diluted earnings (loss)                    $(0.08)      $0.15         $0.19

The effects on the balance sheets of the Company at December 31, prepared in accordance with U.S. GAAP, are:

                                                            December 31
                                                ----------------------------------
                                                    1996          1995        1994
                                                --------     ---------    --------
 Increase (decrease):
    Property, plant and equipment               $  4,722     $ (11,794)   $ (6,161)
    Prepaid expenses (pension asset)            $   (552)    $   ( 359)   $     --
    Deferred income taxes                       $ 19,377            --          --
    Retained earnings                           $(15,207)    $( 12,153)   $( 6,161)

(a)  DEPRECIATION AND AMORTIZATION
Under U.S. GAAP, depreciation and amortization are calculated on the unit-of-production method based upon proven and probable reserves, whereas under Canadian GAAP, total mineral inventory may be used in the calculations.

(b)  EMPLOYEE BENEFIT PLANS
Under U.S. GAAP, for defined benefit pension plans, the projected benefit obligation should be discounted using interest rates at which the obligation could be effectively settled whereas under Canadian GAAP, the projected benefit obligation may be discounted using interest rates which are consistent with long-term assumptions. Also, under U.S. GAAP, experience gains and losses as well as adjustments arising from changes in assumptions must be amortized only if it exceeds a specified range. Under Canadian GAAP, these amounts must be amortized over the expected average remaining service life of the employee group regardless of the amount.

Pension expense is determined each year based on actuarial recommendations. The actuarial assumptions applied in determining the expense in accordance with U.S. GAAP include a discount rate on the benefit obligation, rate of compensation increases and long-term rate of return on the plan assets of 8.25%, 7.00% and 8.50%, respectively. Assets of the plans are held in a range of investments, which include fixed-income securities, equities and money market securities. At January 1, 1987, as a result of an actuarial valuation of the plans, a surplus was identified which is being amortized over the estimated average remaining service lives of the employees (EARSL) which, for the Company s defined benefit pension plans, ranges from 12 to 18 years.

The components of pension expense, for the Company's defined benefit pension plans, calculated in accordance with U.S. GAAP are as follows:

                                                   December 31
                                   ---------------------------------------
                                     1996              1995           1994
                                   ------            ------         ------
 Service cost - benefits earned
    during the year                $1,688            $1,374         $1,292
 Interest cost on projected benefit
    obligation                      2,710             2,541          2,445
 Return on assets                  (6,707)           (4,999)          (169)
 Other                              3,750             2,575         (2,586)
                                   ------            ------         ------
                                   $1,441            $1,491           $982
                                   ======            ======         ======

The funded status and differences between amounts expensed and amounts funded calculated under U.S. GAAP for the Company's defined benefit pension plans are as follows:

                                                            December 31
                                      ----------------------------------------------------
                                                 1996                       1995
                                      -----------    -----------   ----------  -----------
                                            Plans         Plan        Plans          Plan
                                            where        where        where         where
                                           assets  accumulated       assets   accumulated
                                           exceed     benefits       exceed      benefits
                                      accumulated       exceed  accumulated        exceed
                                         benefits       assets     benefits        assets
                                      -----------  -----------  -----------   -----------
 Plans' assets at
   market                                 $43,346           --      $29,912        $8,743

 Projected benefits
   based on:
     Employment service to date
     and present pay levels
       Vested                              33,093           68       20,144         8,787
       Non-vested                             125           19           68            42
     Additional amount related to
     compensation increases                 3,692          253        3,246            --
                                           ------         ----       ------         -----
 Projected benefit obligations             36,910          340       23,458         8,829
                                           ------         ----       ------         -----
 Plans' assets in excess of
   (less than) projected benefit
   obligations                              6,436         (340)       6,454           (86)
 Unamortized
   January 1, 1987 surplus, net            (2,402)          --       (1,932)         (774)
 Unamortized net experience
   (gains) losses                          (2,189)          --       (3,055)        1,029
 Unamortized prior service cost             1,301          340           --         1,408
 Adjustment for minimum liability              --          (87)          --            --
 Prepaid (accrued) pension cost            $3,146         $(87)      $1,467        $1,577
                                           ======         ====       ======        ======
 Difference between amounts
  expensed and amounts funded                     $3,059                    $3,044
                                                  ======                    ======

In addition to the defined benefit pension plans noted above, the Company maintains a defined contribution pension plan for certain of its hourly employees. Under this plan, the Company contributes 2.5% of each member's base earnings to the pension plan. The pension expense for the year under this pension plan was $191,000 (1995 - $192,000; 1994 - $181,000).

(c)INCOME TAXES
In accordance with the Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), U.S. GAAP requires that income taxes be accounted for by the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement reporting and the tax bases of the assets and liabilities and are measured at the enacted tax rates that will be in effect when the differences are expected to reverse. Such differences principally arise from the timing of income and expense recognition for accounting and tax purposes. The application of SFAS 109 would have no material effect on the assets, liabilities or operations for the years presented in these consolidated financial statements as additional deferred tax assets arising from the table of reconciling items have been offset by the recording of an additional valuation allowance. The following additional disclosures with respect to income taxes are required by U.S. GAAP:

                                            December 31
                                  -------      ------      ------
                                     1996        1995        1994
                                  -------      ------      ------
 Deferred Tax Liabilities:
    Exploration expenditures      $    --     $ 4,643      $5,519
    Mining properties and
       deferred development        12,212       6,979         941
    Pension asset                   1,215         985         997
    Investments                     1,057       1,057       1,057
    Other                              --          --          58
                                  -------     -------      ------
                                  $14,484     $13,664      $8,572
                                  =======     =======      ======

 Deferred Tax Assets:

    Exploration expenditures      $ 4,401      $   --       $  --
    Provisions for loss on
      foreign currency contracts    2,832       3,567       5,343
    Property, plant and             5,283       7,670       6,126
      equipment
    Accrued reclamation costs         912         648         163
    Other                           1,162       1,030         571
    Valuation allowance              (106)     (2,134)     (4,838)
                                  -------     -------      ------
                                  $14,484     $10,781      $7,365
                                  =======     =======      ======

The net change in the valuation allowance from prior year-end was a decrease of $2,028,000.

(d) STOCK BASED COMPENSATION

The Company has granted options to certain of its employees and directors. The Company accounts for the issuance of these options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined in accordance with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      1996            1995
                                  --------         -------
 Net Income
   In accordance with U.S. GAAP   $(10,684)        $17,177
   Pro Forma                      $(11,475)        $16,974

 Primary EPS
   In accordance with U.S. GAAP     $(0.08)          $0.15
   Pro Forma                        $(0.08)          $0.14

 Fully Diluted EPS
   In accordance with U.S. GAAP     $(0.08)          $0.15
   Pro Forma                        $(0.08)          $0.14

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the outstanding stock options at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                       1996                                 1995
                      ------------------------------------        ----------------------------
                         Shares        Exercise   Weighted           Shares           Exercise
                                          Price    Average                               Price
                                                  Exercise
                                                     Price
                      ---------     -----------   --------        ---------        -----------
 Outstanding at
   beginning of year  2,462,166     $0.48-$6.25      $4.13        2,220,833        $0.48-$6.25
 Granted              1,482,000     $2.27-$6.75      $4.33          605,000         $4.26-5.41
 Exercised             (714,666)    $0.48-$4.50      $2.04         (148,667)       $0.90-$2.85
 Canceled/Expired      (375,000)    $4.50-$5.41      $4.70         (215,000)        $1.70-4.90
                      ---------     -----------      -----        ---------        -----------
 Outstanding at       2,854,500     $1.60-$6.75      $4.75        2,462,166        $0.48-$6.25
   end of year
                      =========     ===========      =====        =========        ===========

 Exercisable at       1,324,500     $1.60-$6.38      $4.48          922,166        $0.48-$6.00
   end of year

The weighted average fair value of options granted during 1996 and 1995 are $2.48 and $2.15, respectively.

1,324,500 of the 2,854,500 options outstanding at December 31, 1996 are exercisable and have exercise prices between $1.60 and $6.38, with a weighted average exercise price of $4.48 and a weighted average remaining contractual life of 4 years. The remaining 1,530,000 options have exercise prices between $4.43 and $6.75, with a weighted average exercise price of $5.09 and a weighted average remaining contractual life of 4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates ranging from 4.49 to 5.80 percent and 6.98 and 8.44 percent; expected dividend yields of zero percent; expected lives of 5 years; and expected volatility of 48 and 43 percent.

15.  ACQUISITIONS

(a) ACQUISITION OF GEDDES RESOURCES LIMITED, EL CONDOR RESOURCES LTD. AND ST. PHILIPS RESOURCES INC.

On January 11, 1996, the Company acquired all of the outstanding shares of Geddes Resources Limited ("Geddes"), El Condor Resources Ltd. ("El Condor") and St. Philips Resources Inc. ("St. Philips") not already owned by the Company pursuant to an arrangement (the "Plan of Arrangement") on the following terms:

Geddes:            0.30 shares of the Company for each share of Geddes.
El Condor:         0.95 shares of the Company plus $2.00 cash for each share
                   of El Condor.
St. Philips:       $3.40 cash for each share of St. Philips.

As a result of these transactions, the Company issued 19,011,883 common shares of the Company and paid approximately $56 million in cash pursuant to the Plan of Arrangement. The January 11, 1996 closing price on The Toronto Stock Exchange for the Company s common shares was $6.00. This price was used to value the common shares of the Company issued under the Plan of Arrangement. At the time of acquisition, St. Philips, with its wholly owned subsidiary, and El Condor, jointly owned the Kemess South property. El Condor owned 100% of the Kemess North property.

The following table outlines the details of the purchase price and its allocation to the assets and liabilities acquired:

                                    Geddes         El         St.       Total
                                               Condor     Philips
                                  --------    --------    --------   --------
 Purchase price:
    Cash paid, including open
      market purchases           $   3,220    $ 34,222    $38,562    $ 76,004
    Issue of common shares          37,650      76,421         --     114,071
                                 ---------    --------    -------    --------
                                 $  40,870    $110,643    $38,562    $190,075
 Initial carrying value
   of Geddes                         9,192          --         --       9,192
 Transaction and other costs         2,290         680        679       3,649
                                   -------    --------    -------    --------
                                    52,352     111,323     39,241     202,916
 Cash and cash equivalents
   acquired from companies            (561)         (1)      (378)       (940)
                                   -------    --------    -------    --------
                                   $51,791    $111,322    $38,863    $201,976
                                   =======    ========    =======    ========

 Allocated to:
    Property, plant and equipment   52,101     112,087     39,015     203,203
    Other assets                        31         151          9         191
    Total liabilities                 (341)       (916)      (161)     (1,418)
                                   -------    --------   --------    --------
                                   $51,791    $111,322   $ 38,863    $201,976
                                   =======    ========   ========    ========

The following is a condensed consolidated balance sheet of the Company as at January 11, 1996, after giving effect to the acquisition:

                                         January 11                  December 31
                                         ----------                  -----------
                                               1996                         1995
                                         ----------                  -----------
 Cash and cash equivalents                  $79,982                     $139,410
 Other current assets                        62,057                       61,865
                                         ----------                  -----------
                                            142,039                      201,275                     4
 Property, plant and equipment              394,583                      191,381
 Long-term investments                        9,445                       36,307
                                         ----------                  -----------
                                           $546,067                     $428,963
                                         ==========                  ===========

 Current liabilities                        $43,852                      $42,434
 Long-term liabilities and                   47,649                       46,034
   other
                                         ----------                  -----------
                                             91,501                      188,468
 Capital stock
    (Outstanding:
    January 11, 1996 -                      376,028                      261,957
      138,130,597)
 Retained earnings(a)                        78,538                       78,538
                                         ----------                  -----------
                                           $546,067                     $428,963
                                         ==========                  ===========

(a) Income for the interim period has been ignored for the purposes of this comparative balance sheet.

A. The following shows pro forma what the results of operations would have been if the acquisition had occurred at the beginning of the period:

                                       Twelve months ended
                                       -------------------
                                      1996                   1995
                                 ---------              ---------
 Revenue                          $255,168               $208,311
 Net income (loss)                 $(5,985)              $ 17,366
 Earnings (loss) per share         $ (0.04)              $   0.13
   - basic
 Earnings (loss) per share         $ (0.04)              $   0.13
   - fully diluted

(b) ACQUISITION OF CONSOLIDATED PROFESSOR MINES LIMITED

On February 5, 1996, the Company made a public offer to purchase all of the outstanding common shares of Consolidated Professor Mines Limited ("Consolidated Professor") consisting of approximately 20 million common shares, at a cash price of $0.80 per share. By June 30, 1996, the Company had purchased all shares tendered and acquired all remaining shares in accordance with compulsory acquisition procedures, for a total purchase price of $16.3 million. The purchase price, net of cash acquired on the acquisition of $0.3 million, has been assigned as follows:

      Capital assets                                  $15.9 million
      Miscellaneous net assets                          0.1 million
                                                      -------------
      Purchase price, net of cash acquired            $16.0 million
                                                      =============

16.  CLOSURE COSTS AND WRITE-DOWN OF RESOURCE PROPERTIES AND OTHER ASSETS

On November 6, 1996, the Company announced it would close the Hope Brook Mine in the third quarter of 1997 so that the mill and mine equipment can be relocated to its Matachewan project in Ontario. In addition, as a result of a reclassification of mineable reserves at the Colomac Mine in the Northwest Territories, a provision would be made to decrease the carrying value of the Colomac property. The company provided for the revaluation of the carrying value of the Hope Brook and Colomac assets, and for a provision for closure costs at Hope Brook. These charges were approximately $37.6 million in total. This comprises $10.1 million for closure costs at Hope Brook, the revaluation of Hope Brook assets by a reduction of $10.1 million, and revaluation of Colomac assets by a reduction of $17.4 million.

17.  RECLAMATION AND ENVIRONMENTAL REMEDIATION

Where feasible, reclamation is conducted concurrently with mining. In general the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site once mining and mineral processing operations are completed. These reclamation activities are conducted in accordance with detailed plans which have been reviewed and where applicable approved by the appropriate regulatory agencies. In Ontario, the Northwest Territories and British Columbia the Company is required to post security against all or part of the estimated cost of such reclamation. The Company has completed and filed reclamation plans for all of its active operations. Reclamation plans have also been prepared for most of the Company's inactive mine sites and reclamation is well advanced at many of these sites.

Although the ultimate amount of the obligation to be incurred is uncertain, the Company has currently estimated these future costs to be $33.5 million. The Company has accrued $17.6 million of reclamation and closure costs through December 1996 and will charge the remaining amount to operations, over the remaining lives of its operations, on a unit-of-production basis. At December 31, 1996 and 1995, the Company had outstanding bonds and letters of credit for reclamation of $4.7 million and $4.9 million, respectively. Further, the Company believes that the salvage value of its assets at its various minesites will be sufficient to fund the majority of these reclamation costs.

During 1995, the Company acquired 100% of the Red Mountain property located in northwestern British Columbia for $1. The Company assumed the environmental liabilities, estimated at $3.0 million, as part of this purchase. The vendor will receive a production royalty on all production from the property.

The following table summarizes environmental costs incurred by the operating mines in 1996:

                                 Capital              Operating
                            Improvements                  Costs
                            ------------             ----------
 Hope Brook                       $   --                 $1,239
 Pamour                              156                    368
 Colomac                           1,227                     20
 Giant                               143                    784
                            ------------             ----------
                                  $1,526                 $2,411
                            ============             ==========

Costs for 1997 are expected to be comparable, with the exception of Hope Brook where costs, due to the closure, are estimated to be approximately $6.3 million in 1997. A provision for this amount was made in 1996.

18.  CREDIT LINE

The Company has a $28 million unsecured, revolving line of credit with a major Canadian bank. This line will be used as necessary to finance working capital for current operations. At December 31, 1996, the Company had drawn $2.7 million in the form of letters of credit.

19.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company's payment obligations under the 11% Senior Subordinated Notes issued in 1996 and due 2006 (see Note 7), are guaranteed by one of the Company's wholly-owned subsidiaries, Kemess Mines Inc. Such guarantee is unconditional, jointly and severally, on a senior subordinated basis to each holder and the trustee. Separate financial statements of Kemess Mines Inc. have not been presented because the Company's management has determined they would not be material to investors. Condensed consolidating statements of income and cash flow of Kemess Mines Inc. are not presented because Kemess Mines Inc. is currently in the construction phase of the Kemess South Project and as such it has no active operations. The following supplemental information sets forth, on an unconsolidated basis, balance sheet information for the Company ("Parent Company Only"), for the Guarantor subsidiary and for the Company's other subsidiaries.

                                                                                       Non-
                                    Parent    Guarantor                           Guarantor
                                   Company         Sub-        Sub-       Elim-     Consol-
                                      Only      sidiary   sidiaries   ination's      idated
                                  --------    ---------   ---------   ---------   ---------
 ASSETS
 Current Assets
 --------------
 Cash and cash equivalents        $197,426       $(449)        $789         $--    $197,766
 Marketable securities              19,309           --       8,950          --      28,259
 Receivables                         5,242       10,561       1,689          --      17,492
 Inventories                        61,840           --           4          --      61,844
 Prepaid expenses                    7,618           --         111          --       7,729
                                  --------    ---------   ---------   ---------    --------
                                   291,435       10,112      11,543          --     313,090

 Property, Plant and Equipment     265,881      194,985      27,967      (6,100)    482,733
 Noncurrent Intercompany            53,997           --          --     (53,997)         --
   Receivables
 Long Term Investments             181,760           --       1,754    (166,928)     16,586
 Deferred Charges and Other Assets   8,449           --         772          --       9,221
                                  --------    ---------   ---------   ---------   ---------
 TOTAL ASSETS                     $801,522     $205,097     $42,036   $(227,025)   $821,630
                                  ========    =========   =========   =========   =========

 LIABILITIES
 Current Liabilities
 -------------------
 Accounts payable                   $9,735      $10,172      $1,187         $--     $21,094
 Accrued payroll costs               3,514           --          --          --       3,514
 Deferred revenue and               12,725          783          --          --      13,508
   capital leases
 Income taxes payable                3,845           --          49          --       3,894
 Senior subordinated                10,180           --          --          --      10,180
   notes interest payable
 Other current liabilities          14,770        5,599           7           7      20,383
                                  --------    ---------   ---------   ---------    --------
 Total Current Liabilities          54,769       16,554       1,243           7      72,573

 Deferred Revenue and Other         50,643        1,894          --         290      52,827
   Liabilities
 Noncurrent Intercompany                --       40,286      13,711     (53,997)         --
  Payables
 Senior Subordinated Notes         239,680           --          --          --     239,680
 Deferred Income Taxes               5,064           --          --          --       5,064
 Minority Interest in                   --           --          --         120         120
   Subsidiary Companies
                                  --------    ---------   ---------   ---------    --------
 TOTAL LIABILITIES                 350,156       58,734      14,954     (53,580)    370,264
                                  --------    ---------   ---------   ---------    --------

 SHAREHOLDERS  EQUITY
 Common stock                      378,813      146,363      31,270    (177,633)    378,813
 Retained earnings                  72,553           --      (4,188)      4,188      72,553
                                  --------    ---------   ---------   ---------    --------
 TOTAL SHAREHOLDERS EQUITY         451,366      146,363      27,082    (173,445)    451,366
                                  --------    ---------   ---------   ---------    --------
 TOTAL LIABILITIES AND SHAREHOLDERS
   EQUITY                         $801,522     $205,097     $42,036   $(227,025)   $821,630
                                  ========    =========   =========   =========    ========


SUPPLEMENTARY DATA
The following tables set forth selected quarterly financial data for the years ended December 31, 1996 and 1995 (unaudited):

                                                  YEAR ENDED DECEMBER 31, 1996
                                       -----------------------------------------------------
                                             1st           2nd           3rd             4th
                                       ---------     ---------     ---------       ---------
 Production Statistics
 --------------------
 Ore milled - tons                     1,334,988     1,358,152     1,500,285       1,579,346
 Production - gold ounces                 88,196        91,447       104,012         105,548

 Financial Information
 ---------------------
 (000's omitted except per share amounts)
 Operating revenue
 - Canadian GAAP                         $51,049       $54,797       $77,323         $71,999
 - US GAAP                               $51,049       $54,797       $77,323         $71,999
 Operating income (loss)
 - Canadian GAAP                            $881        $4,514       $16,083           7,725
 - US GAAP                                  $416        $3,528       $15,232          $5,328
 Net income
 - Canadian GAAP                          $1,356        $3,749       $10,216        $(21,306)
 - US GAAP                                  $891        $2,763        $9,365        $(23,703)
 Earnings per share*
 - Canadian GAAP                           $0.01         $0.03         $0.07          $(0.15)
 - US GAAP                                 $0.01         $0.02         $0.07          $(0.17)


                                                   YEAR ENDED DECEMBER 31, 1995
                                       -----------------------------------------------------
                                             1st           2nd           3rd             4th
                                       ---------     ---------     ---------       ---------
 Production Statistics
 --------------------
 Ore milled - tons                     1,296,999     1,428,168     1,412,304       1,418,979
 Production - gold ounces                 86,960        97,246        92,159          94,786

 Financial Information
 ---------------------
 (000's omitted except per share amounts)
 Operating revenue
 - Canadian GAAP                         $47,386       $53,453       $52,258         $55,214
 - US GAAP                               $47,386       $53,453       $52,258         $55,214
 Operating income (loss)
 - Canadian GAAP                         $(1,882)       $4,265        $3,240           $(689)
 - US GAAP                               $(2,824)       $1,718        $2,026         $(1,978)
 Net income
 - Canadian GAAP                          $3,503        $9,748        $6,228          $3,691
 - US GAAP                                $2,561        $7,201        $5,014          $2,401
 Earnings per share*
 - Canadian GAAP                           $0.03         $0.08         $0.05           $0.03
 - US GAAP                                 $0.02         $0.06         $0.04           $0.02

*Quarterly earnings per share are based upon the average number of common shares outstanding each quarter. Because the average number of shares increased in each quarter, the sum of quarterly earnings per share may not equal earnings per share for the year.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) Reference is made to the information set forth in the section entitled "Election of Directors" in the 1997 Management Information Circular (Proxy Statement), to be filed pursuant to Regulation 14A for the Annual General Meeting of Shareholders, to be held on May 29, 1997, which section is incorporated herein by reference.

b) Executive Officers: See data following Item 4 of Part I.

Reference is made to the information set forth in the section entitled "Directors and Executive Officers of the Registrant" in the 1997 Management Information Circular, which section is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the information set forth in the section entitled "Executive Compensation" in the 1997 Management Information Circular, which section is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth in the section entitled "Voting Shares and Principal Holders Thereof" in the 1997 Management Information Circular, which section is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information set forth in the sections entitled "Certain Relationships and Related Transactions" and "Indebtedness of Directors and Officers" in the 1997 Management Information Circular, which section is incorporated herein by reference.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.     Financial Statements:

            The financial statements filed as part of this report are listed on the index in Item 8.

      2.    Financial Statement Schedules:

            No financial statement schedules are required.

(b)   Reports on Form 8-K:

      A report on Form 8-K was filed on November 6, 1996, regarding a press release from Royal Oak Mines Inc., announcing third quarter 1996 results and the revaluation of certain assets.

(c)   Exhibits:  See Exhibit Index at page __.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROYAL OAK MINES INC.


Date: March 31, 1997                By:   /s/ Margaret K. Witte
                                          ---------------------
                                          Margaret K. Witte, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                    Signature                  Title
----                    ---------                  -----
March 31, 1997          /s/ Ross F. Burns          Director, Vice President,
                        -----------------          Global Exploration

March 31, 1997          /s/ Matthew Gaasenbeek     Director
                        ----------------------

March 31, 1997          /s/ William J. V. Sheridan Director
                        --------------------------

March 31, 1997          /s/ Margaret K. Witte      Director, Chairman of
                        ---------------------      the Board, President
                                                   and Chief Executive
                                                   Officer

March 31, 1997          /s/ James H. Wood          Chief Financial Officer
                        -----------------


                                 EXHIBIT INDEX

The Exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K. All other exhibits are incorporated by reference into this Annual Report on Form 10-K. Exhibit descriptions followed by a double asterisk (**) are management contracts or compensatory plans or arrangements filed pursuant to Item 14(c) of Form 10-K.


 3.1 Articles of Amalgamation dated January 1, 1992 (incorporated by reference to Royal Oak Mines Inc. Form 20-F for the year ended December 31, 1991).

 3.2 Articles of Amalgamation dated July 23, 1991 (incorporated by reference to Royal Oak Mines Inc. Form 20-F for the year ended December 31, 1991).

 3.3 Constituting documents of Kemess Mines Inc. (incorporated by reference to Amendment No. 1 to Royal Oak Mines Inc. Form S-4 Registration Statement No. 333-11117 filed October 7, 1996).

 3.4 Bylaw No. 8 of Kemess Mines Inc. (incorporated by reference to Amendment No. 1 to Royal Oak Mines Inc. Form S-4 Registration Statement No. 333-11117 filed October 7, 1996).

 4.1 Indenture, dated as of August 12, 1996, by and among the Company, the Guarantor and Mellon Bank, F.S.B. (incorporated by reference to Amendment No. 1 to the Royal Oak Mines Inc. Form S-4 Registration Statement No. 333-11117 filed October 7, 1996).

 4.2    Form of Exchange Note (contained in Exhibit 4.1 as Exhibit B thereto).

10.1 Employment Agreement dated July 21, 1995 between Margaret K. Witte, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. (incorporated by reference to Royal Oak Mines Inc. Form 10-K for the year ended December 31, 1995).**

10.2 Employment Agreement dated July 21, 1995 between Ross F. Burns, Precious Arctic Metals, Inc. and Royal Oak Mines Inc.
        (incorporated by reference to Royal Oak Mines Inc. Form 10-K for the year ended December 31, 1995).**

10.3 Employment Agreement dated July 21, 1995 between J. Graham Eacott, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated February 16, 1996 (incorporated by reference to Royal Oak Mines Inc. Form 10-K for the year ended December 31,
        1995).**

10.4 Employment Agreement dated July 21, 1995 between John R. Smrke, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated February 16, 1995 (incorporated by reference to Royal Oak Mines Inc. Exhibit 10.5 Form 10-K for the year ended December 31, 1995).**

10.5 Employment Agreement dated July 21, 1995 between Edmund Szol, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated February 16, 1995. (incorporated by reference to Royal Oak Mines Inc. Exhibit 10.6 Form 10-K for the year ended December 31, 1995).**

10.6 Employment Agreement dated July 21, 1995 between James H. Wood, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated February 16, 1995 (incorporated by reference to Royal Oak Mines Inc. Exhibit 10.7 Form 10-K for the year ended December 31, 1995).**

10.7 Credit Agreement, dated as of February 15, 1996, by and between the Company and The Bank of Nova Scotia (incorporated by reference to
        Exhibit 10.2 to Royal Oak Mines Inc. Form S-4 Registration Statement No. 333-11117 filed October 7, 1996).

10.8 Amending Agreement, dated as of August 5, 1996, by and between the Company and The Bank of Nova Scotia (incorporated by reference to
        Exhibit 10.3 to Royal Oak Mines Inc. Form S-4 Registration Statement No. 333-11117 filed October 7, 1996).

10.9    Form of Employee Stock Option Agreement (incorporated by reference to
        Exhibit 4 to Royal Oak Mines Inc. Form S-8 Registration Statement filed December 18, 1996).**

10.10 Arrangement Agreement dated as of August 29, 1995, between Royal Oak Mines Inc., El Condor Resources Ltd., St. Philips Resources Inc. and Geddes Resources Limited (incorporated by reference from the Joint Management Proxy Circular dated September 1, 1995, starting at page A-1, filed by El Condor Resources Limited (File No. 0-19555)).

21*     Subsidiaries of registrant

23*     Consent of Arthur Anderson & Co.

27*     Financial Data Schedule