Form 10-Q
period 1997-03-31
ROYAL OAK MINES INC
filed 1997-05-15
CIK 41304

=============================================================================

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

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

c/o Royal Oak Mines (USA) Inc.
5501 Lakeview Drive
Kirkland,  Washington
U.S.A.                                       98033
(Address of principal executive              (Postal/Zip Code)
offices)

(425) 822-8992
Registrant's telephone number,
including area code

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

Common shares outstanding as of April 30, 1997 was 140,795,079. This includes 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and may not be voted, and are not considered outstanding for accounting matters, including earnings per share calculations.
=============================================================================



                                        INDEX

                                                                      Page

PART I - FINANCIAL INFORMATION........................................ 3

Item 1.   Consolidated Financial Statements of Royal Oak Mines Inc.
           and Subsidiaries (All statements are unaudited except for the December 31, 1996 Consolidated Balance Sheet, which has been audited.)

           Consolidated Balance Sheets - March 31, 1997 and
             December 31, 1996........................................ 4

           Consolidated Statements of Income - Three Months Ended
             March 31, 1997 and 1996.................................. 5

           Consolidated Statements of Cash Flow - Three Months
             Ended March 31, 1997 and 1996............................ 6

          Notes to Consolidated Financial Statements (unaudited)...... 7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................14

PART II - OTHER INFORMATION...........................................18

Item 6.   Exhibits and Reports on Form 8-K............................18

Signatures............................................................19

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars.


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

All tabular amounts are in thousands of Canadian dollars, except as indicated. (see Notes 1 and 7).


                             Consolidated Balance Sheets
                              (unaudited - Cdn$ 000's)
                                                         March 31  December 31
                                                             1997         1996
                                                                     (audited)
                                                         ========  ===========
ASSETS
Current Assets
     Cash and cash equivalents                           $113,761    $197,766
     Marketable securities                                    590         590
     Receivables                                           50,858      17,492
     Inventories (note 4)                                  82,965      61,844
     Prepaid expenses                                      14,011       7,729
                                                         --------   ---------
          Total Current Assets                            262,185     285,421
Property, Plant and Equipment, net                        494,181     482,733
Long-Term Investments                                      44,006      44,255
Deferred Charges and Other Assets                           9,835       9,221
                                                         --------    --------
TOTAL ASSETS                                             $810,207    $821,630
                                                         ========    ========

LIABILITIES
Current Liabilities
     Accounts payable                                    $ 16,268     $21,094
     Accrued payroll costs                                  3,579       3,514
     Accrued reclamation costs                              6,668          --
     Deferred revenue and capital leases                   14,722      13,508
     Income and other taxes payable                         4,478       3,894
     Senior subordinated notes interest payable             3,189      10,180
     Other current liabilities                             27,968      20,383
                                                         --------     -------
          Total Current Liabilities                        76,872      72,573
Deferred Revenue and Other Liabilities                     34,720      35,205
Deferred Reclamation Costs                                 12,084      17,622
Senior Subordinated Notes (note 12)                       242,218     239,680
Deferred Income Taxes                                         843       5,064
Minority Interest in Subsidiary Companies                     105         120
                                                         --------    --------
TOTAL LIABILITIES                                         366,842     370,264
                                                         --------    --------
SHAREHOLDERS' EQUITY
Capital Stock (note 11)
     Common stock
      Authorized - unlimited
      Outstanding - 138,870,263
          (Dec. 31, 1996 - 138,845,263)                  378,925      378,813
Retained Earnings                                         64,440       72,553
                                                        --------      -------
TOTAL SHAREHOLDERS' EQUITY                               443,365      451,366
                                                        --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $810,207     $821,630
                                                        ========     ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                           Consolidated Statements of Income
                  (unaudited - Cdn$ 000's except per share amounts)

                                                Three months ended
                                                     March 31
                                                ------------------
                                                    1997      1996
                                                ========  ========
REVENUE                                         $ 47,484  $ 51,049
                                                --------  --------

EXPENSES
   Operating                                      43,052    42,029
   Royalties and marketing                           424       562
   Administrative and corporate                    2,652     2,149
   Depreciation and amortization                   5,792     5,076
   Reclamation                                     1,130       159
   Exploration and other                           1,347       960
   Provision for (Recovery of) loss on foreign
    currency contracts                             2,518      (767)
                                                --------  --------
        Total operating expenses                  56,915    50,168
                                                --------  --------
OPERATING INCOME (LOSS)                           (9,431)      881

OTHER INCOME (EXPENSE)
   Interest and other income, net (note 3)         1,952     1,382
   Interest expense                                 (118)      (39)
   Senior subordinated notes interest             (6,344)       --
   Senior subordinated notes interest
    capitalized                                    4,420        --
   Foreign currency translation on senior
    subordinated notes                            (2,538)       --
                                                --------  --------
NET INCOME (LOSS) BEFORE UNDERNOTED              (12,059)    2,224

   Income and mining taxes - current                (326)     (355)
   Income and mining taxes - deferred              4,221      (540)
   Minority interest                                  36        27
   Equity in income of associated companies           15        --
                                                --------  --------
NET INCOME (LOSS)                                 (8,113)    1,356
RETAINED EARNINGS - BEGINNING OF PERIOD           72,553    78,538
                                                --------  --------
RETAINED EARNINGS - END OF PERIOD               $ 64,440  $ 79,894
                                                ========  ========
EARNINGS PER SHARE                                $(0.06)    $0.01
                                                ========  ========
Weighted average number of
   common shares outstanding (000's)             138,845   131,817
                                                ========  ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                       Consolidated Statements of Cash Flow
                             (unaudited - Cdn$ 000's)
                                                     Three months ended
                                                          March 31
                                                     ------------------
                                                         1997      1996
                                                     ========  ========
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Consolidated net income (loss) for the period     $ (8,113) $  1,356
   Items not affecting cash:
        Depreciation and amortization                   5,792     5,076
        Reclamation                                     1,130       159
        Deferred income tax                            (4,221)      540
        Provision for (Recovery of) loss on
         foreign currency contracts                     2,518      (767)
        Foreign currency translation on senior
         subordinated notes                             2,538        --
        Deferred charges and other                       (132)      118
                                                     --------  --------
CASH FLOW                                                (488)    6,482
Net change in other operating items                   (65,763)  (10,148)
                                                     --------  --------
Net cash used in operating activities                 (66,251)   (3,666)
                                                     --------  --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Issue of common shares                                 112   114,000
   Capital lease payable                                 (278)      (80)
   Deferred credits                                        --     1,510
                                                     --------   -------
Net cash provided by (used in) financing activities      (166)  115,430
                                                     --------   -------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Investment in Kemess capital assets through
     purchase of companies                                 --  (201,976)
   Decrease in long-term investments                       --    26,882
   Investment in capital assets through purchase of
     Consolidated Professor Mines Limited                  --   (13,252)
   Investment in other capital assets, net            (15,310)  (19,428)
   Investment in exploration and
     non-producing properties, net                     (1,691)   (2,066)
   Change in other assets                                (587)   (3,243)
                                                     --------  --------
Net cash used in investing activities                 (17,588) (213,083)
                                                     --------  --------
INCREASE (DECREASE) IN CASH AND MARKETABLE
   SECURITIES DURING PERIOD                           (84,005) (101,319)
CASH AND MARKETABLE SECURITIES AT
   BEGINNING OF PERIOD                                198,356   142,381
                                                     --------  --------
CASH AND MARKETABLE SECURITIES AT END OF PERIOD      $114,351  $ 41,062
                                                     ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                     $ 13,317  $     39
        Income taxes                                 $     40  $    355

Cash consists of cash and short-term investments.

The accompanying notes are an integral part of the Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
    (tabular amounts in thousands of Canadian dollars unless otherwise stated)

1.  Interim Financial Statements Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in
Note 7. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1996.

The calculations of net earnings per share are based upon the weighted average number of common shares of the Company outstanding during each period (except as set forth in Note 11(b)). When outstanding convertible instruments materially dilute earnings per share, fully diluted earnings per share are disclosed.


2.  Presentation

Certain amounts for 1996 have been reclassified to conform with the current year's presentation.


3.  Interest and Other Income, Net

                                      Three months ended
                                           March 31
                                      ------------------
                                        1997        1996
                                      ------      ------
    Interest income                   $1,977      $1,024
    Gain on sale of securities            --         446
    Other, net                           (25)        (88)
                                      ------      ------
    Interest and other income, net    $1,952      $1,382
                                      ======      ======


4.  Inventories

                                             March 31    December 31
                                                 1997           1996
                                              -------    -----------
   Bullion in process                         $24,715        $25,687
   Stores and operating supplies               58,250         36,157
                                              -------        -------
   Inventories                                $82,965        $61,844
                                              =======        =======

The increase in stores and operating supplies resulted from the need to bring in up to one year's supply of operating and maintenance materials over a winter road to the Colomac mine site during the first quarter. Due to the remote location of the Colomac Mine, the most effective way to manage the stores and operating supplies inventory is to transport them over a winter ice road from January to March. The freight costs associated with this inventory have been included in the cost of the inventory and will be charged to operations throughout the year as the inventory is utilized.


5.  Net Change in Other Operating Items

                                      Three months ended
                                           March 31
                                      ------------------
                                          1997      1996
                                      --------  --------
   Cash provided by (used in):
    Receivables                       $(33,366) $   (270)
    Inventories                        (21,121)  (28,426)
    Prepaid expenses                    (6,282)     (845)
    Accounts payable, accrued payroll
       and other current liabilities     2,274    13,246
    Deferred revenue                    (1,184)    5,985
    Income taxes payable                   584       162
    Long-term reclamation
       reclassified to current period   (6,668)       --
                                      --------  --------
   Net change in other
        operating items               $(65,763) $(10,148)
                                      ========  ========

6. Reclamation and Environmental Remediation

The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment and believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Company believes it has complied, and expects in the future to comply, with such laws and regulations, including making all required expenditures.

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


7.  Reconciliation to United States Generally Accepted Accounting
Principles

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                           Three months ended
                                                March 31
                                           ------------------
                                              1997       1996
                                           -------    -------
Net income in accordance
   with Canadian GAAP                      $(8,113)   $ 1,356
Adjustments:
   Depreciation and amortization              (778)      (716)
   Income taxes                                 --        251
                                           -------    -------
Net income in accordance with U.S. GAAP    $(8,891)   $   891
                                           =======    =======
Earnings (loss) per share
   in accordance with U.S. GAAP             $(0.07)    $ 0.01
                                            ======     ======

The effects on the balance sheets of the Company at March 31, prepared in accordance with U.S. GAAP, are:

                                                            March 31
                                                     --------------------
                                                         1997        1996
                                                     --------    --------
Increase (decrease):
   Property, plant and equipment                     $  3,944    $ 66,995
   Prepaid expenses (pension asset)                  $   (552)       (359)
   Deferred income taxes                             $ 19,377      79,254
   Retained earnings                                 $(15,985)   $(12,618)

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the three months ended March 31, 1997, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of Geddes Resources Limited and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $21.0 million as of March 31, 1997.


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

   Capital assets                               $15.9 million
   Miscellaneous net assets                       0.1 million
                                                -----
   Purchase price, net of cash acquired         $16.0 million
                                                =====


10. Credit Line

The Company has a $28 million unsecured, revolving line of credit with a major Canadian bank. This line will be used as necessary to finance working capital for current operations. At March 31, 1997, the Company had drawn $2.9 million in the form of letters of credit.


11. Capital Stock

(a) Changes in capital

                                                 Number of
                                                   shares         Amount
                                                -----------      --------
Balance, December 31, 1995                      121,043,530      $270,811
Issued to acquire Geddes and El
  Condor (See note 8)                            19,011,883       114,071
Issued for share purchase options                    50,000           110
Share issue and other related costs                      --          (181)
                                                -----------      --------
Balance, March 31, 1996 issued and
   outstanding                                  140,105,413       384,811
Company shares held by Witteck Development
   Inc. (see note 11(b))                         (1,924,816)       (8,854)
                                                -----------      --------
Balance, March 31, 1996 for financial
   reporting purposes                           138,180,597      $375,957
                                                ===========      ========

Balance, December 31, 1996                      140,770,079      $387,667
Issued for share purchase options                    25,000           112
                                                -----------      --------
Balance, March 31, 1997 issued and
   outstanding                                  140,795,079       387,779
Company shares held by Witteck Development
   Inc. (see note 11(b))                         (1,924,816)       (8,854)
                                                -----------      --------
Balance, March 31, 1997 for financial
   reporting purposes                           138,870,263      $378,925
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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company recorded a net loss of $8.1 million ($0.06 per share) for the first quarter of 1997, compared to net income of $1.4 million ($0.01 per share) for the first quarter of 1996. Lower gold production and average realized gold price in the first quarter of 1997 versus 1996, combined with the foreign exchange impact of a weakening Canadian dollar adversely affected operating results in the first quarter.

Revenue
-------
Revenue from the sale of gold decreased 7% to $47.5 million during the first quarter of 1997, compared to $51.0 million in the same period of 1996. A 3% decrease in the average realized price to US$411 per ounce in the first quarter of 1997 from US$423 in the same period 1996, together with a 4% decrease in production to 85,080 oz (88,196 in 1996) accounted for the decrease.

The following table sets forth the Company s gold production, average realized price and average cash production cost for the comparable periods.

                                           Three months ended
                                                March 31
                                           ------------------
                                             1997        1996
                                           ------      ------
Gold Production (oz)
   Northwest Territories Division
        -Giant Mine                        22,848      21,661
        -Colomac Mine                      29,880      28,799
   Ontario Division                        25,151      23,197
   Newfoundland Division                    7,201      14,539
                                           ------      ------
                                           85,080      88,196
                                           ======      ======

   Average Spot Gold Price (US$/oz)          $351        $400
   Average Realized Gold Price (US$/oz)      $411        $423
   Cash cost (Cdn$/oz)                       $506        $477
   Cash cost (US$/oz)                        $372        $348

The decrease in gold production at Newfoundland resulted from the fact the mill was temporarily shut down in January and February. Mining operations continued during this period and ore was stockpiled. In 1996 the mill was shut down for a similar period in March and April. This shutdown enabled the Company to reduce operating costs. As previously announced, the Company plans to permanently close the Hope Brook operations in the third quarter of this year when economic ore reserves will be depleted.

Expenses
--------
Operating expenses increased to $43.1 million in the first quarter of 1997 from $42.0 million in the same period 1996. This was principally due to increased operating costs at the Colomac Mine, and higher-than-budgeted repair and maintenance costs at certain of the other mines. Mining costs incurred during January and February at the Hope Brook Mine have been deferred and will be charged to operating costs as the ore mined during the shutdown is milled during the balance of 1997. Operating costs on a per ounce basis increased 7% to US$372 in the first quarter of 1997 from US$348 in the same period in 1996. In light of the current market conditions and continuing weak gold prices the Company is currently evaluating all high cash cost production areas with a view to suspending mining operations which are unprofitable.

Royalty and marketing expenses declined in the first quarter of 1997 compared to the comparable period of 1996 as a result of the expiry of the Hope Brook Royalty Agreement at the end of 1996. This decrease was partly offset by increased royalties at the Timmins operations as a result of the higher percentage of production coming from the Nighthawk Mine.

Administrative and corporate expenses increased in the first quarter of 1997 to $2.7 million from $2.1 million in the same period in 1996. This increase is mainly attributable to the increase in costs associated with staff additions and related costs at the corporate office to manage the future growth of the Company.

Reclamation costs increased to $1.1 million in the first quarter of 1997 from $0.2 million in the same period in 1996. Management makes a provision for future reclamation costs on the ultimate closure of a mine or abandonment of a property. Estimated reclamation and site restoration costs are charged against income on the unit-of-production method based upon the estimated gold contained in total mineral inventory. Write-down of reserve estimates in 1996, particularly at the Colomac Mine, have increased this provision in 1997.

Exploration expenses increased in the first quarter of 1997 to $1.3 million from $1.0 million in the same period in 1996. The Company has been evaluating its exploration projects as part of its overall strategic plan and to the extent that certain exploration costs are determined not to be recoverable due to insufficient or lack of expected mineralized material or otherwise, exploration costs have been charged to operations.

The gold price used in estimating the company s ore reserves at December 31, 1996 was $527 (US$390) per ounce of gold. The market price for gold is currently below these levels. If the Company determines that its reserves should be calculated at a significantly lower price than used at December 31, 1996, there would likely be a material reduction in the amount of gold reserves. Should such a reduction occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

The Company enters into foreign currency contracts for protection from fluctuation in the U.S. dollar-Canadian dollar exchange rate, and to provide for a minimum Canadian dollar conversion rate for it's U.S. dollar gold sales revenue. These contracts are marked-to-market on a monthly basis. As a result of the weakening of the Canadian dollar in the first quarter of 1997 from year-end 1996 exchange rates, the Company provided for a loss on foreign currency contracts of $2.5 million. In the same period in 1996 the Company provided for a recovery of $0.8 million.

The Company's Senior Subordinated Notes are denominated in United States dollars. Generally accepted accounting principles require the translation of these Notes at the exchange rate in effect at the balance sheet date. This resulted in the Company providing for a loss on translation of its Senior Subordinated Notes of $2.5 million. These Notes are not repayable until 2006 and the Company will continue to provide for any foreign exchange gains or losses on these notes as exchange rates fluctuate in the future. These Notes were issued in August 1996 and accordingly no similar provision was necessary in the first quarter of 1996.

The Company provided for interest expense on these Notes of $6.3 million in the first quarter of 1997, of which $4.4 million was capitalized.

Liquidity and Capital Resources
At March 31, 1997 the Company had cash, cash equivalents and marketable securities of $114 million compared to $198.4 million at December 31, 1996. During the first quarter of 1997 the Company reclassified $27.7 million of marketable securities to Long-Term Investments as it considered these to be strategic to the Company's future. If in the future the strategic nature of these investments should change, in the opinion of management, they would be reclassified to marketable securities.

Net cash used in operating activities was $66.3 million in the first quarter of 1997 compared to $3.7 million in the same period in 1996. Net changes to other operating items are set out in Note 5 to the Consolidated Financial Statements. The primary uses of the cash invested in working capital were an increase in inventory at the Colomac Mine as operating supplies are transported to Colomac in the first quarter of each year over a winter road; an interest payment associated with the Company's Senior Subordinated Notes, and an increase in accounts receivable on the Kemess project. In April, 1997 the Company's wholly-owned subsidiary, Kemess Mines Inc., received from the Government of British Columbia the second of two equal compensation payments of $14.5 million, the first of which was received in April 1996.

The company remains confident in its capital cost estimate for the Kemess project of $390 million, except for potential levies from the Government of British Columbia to clear access for power line construction. Construction is now approximately 50% complete. Steelwork for buildings and facilities is being erected on foundations and major services have been installed. Mining equipment is being delivered to site in preparation for the pre-production stripping of the open pit in July of this year. Significant progress is being made on construction of the tailings dam and on clearing the corridor for installation of the power line. Approximately $325 million of the total capital cost has been committed in purchase orders and construction contracts. The Company will focus on successful completion of the Kemess project and on operating its lower cash cost mines to maximize operating cash flow.

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical statements, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995.   Such forward-looking statements
are based on numerous variables and assumptions that are inherently uncertain and could cause actual results to be materially more or less favorable than projected, including without limitation general economic and competitive conditions and other factors. Among such factors are those related to volatility in the price of gold, copper and other commodities, changes in interest and foreign exchange rates, government regulation and agency action, competing land claims, the accuracy of estimates of ore reserves and mineral inventory, environmental costs and risks, unanticipated processing, access, transportation of supplies, water availability or other problems, other factors relating to the Company's ability successfully to complete development projects within projected capital budgets or to carry on mining operations within projected operating budgets and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation the Company s Annual Report on Form 10-K for the year ended December 31, 1996, Part I:, Item 7, Risks and Uncertainties.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  27. Financial Data Schedule.

             (b)  Reports on Form 8-K.

                  A report on Form 8-K was filed on February 13, 1997, regarding a press release from Royal Oak Mines Inc., announcing the 1996 results of operations.

                  A report on Form 8-K was filed on February 26, 1997, regarding a press release from Royal Oak Mines Inc., announcing a petition from the Tsay Keh Dene Band to stay the Kemess project.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROYAL OAK MINES INC.


Date: May 15, 1997                         By /s/ Margaret K. Witte
                                           ------------------------
                                           Margaret K. Witte
                                           President and Chief
                                           Executive Officer

Date: May 15, 1997                         By /s/ James H. Wood
                                           ------------------------
                                           James H. Wood
                                           Chief Financial Officer




                                   EXHIBIT INDEX

Exhibit                                         Method of Filing
-------                                         ----------------
27.          Financial Data Schedule            Filed herewith