Form 10-Q
period 1997-06-30
ROYAL OAK MINES INC
filed 1997-08-14
CIK 41304

===============================================================================
                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                        OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

     Commission File Number 1-4350

                                ROYAL OAK MINES INC.
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

 ONTARIO, CANADA                         98-0160821
 -------------------------------         -------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)          No.)

 c/o Royal Oak Mines (USA) Inc.
 5501 Lakeview Drive
 Kirkland,  Washington
 U.S.A.                                   98033
 -------------------------------          ------------------------------
 (Address of principal executive          (Postal/Zip Code)
 offices)

 (425) 822-8992
 ------------------------------
 Registrant's telephone number,
 including area code

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

Common shares outstanding as of July 31, 1997 was 140,835,079. This includes 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and may not be voted, and are not considered outstanding for accounting matters, including earnings per share calculations.

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

           Consolidated Balance Sheets - June 30, 1997 and
             December 31, 1996........................................        4

           Consolidated Statements of Income - Three and Six Months Ended
             June 30, 1997 and 1996..................................         5

           Consolidated Statements of Cash Flow - Three and Six Months
             Ended June 30, 1997 and 1996............................         6

          Notes to Consolidated Financial Statements (unaudited)......        7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................       13

PART II - OTHER INFORMATION...........................................       17

Item 2.   Submission of Matters to a Vote of Security Holders.........       17

Item 6.   Exhibits and Reports on Form 8-K............................       17

Signatures............................................................       19

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars.


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

All tabular amounts are in thousands of Canadian dollars, except as indicated. (see Notes 1 and 7).


                             Consolidated Balance Sheets
                               (unaudited - Cdn$ 000's)
                                                               June 30 December 31
                                                                  1997        1996
                                                                         (audited)
                                                            ========== ===========
ASSETS
Current Assets
  Cash and cash equivalents                                   $ 72,254    $197,766
  Marketable securities                                            590         590
  Receivables                                                   66,344      17,492
  Inventories                                                   51,485      61,844
  Prepaid expenses                                               8,362       7,729
  --------                                                    --------
  Total Current Assets                                         199,035     285,421
Property, Plant and Equipment, net                             493,558     482,733
Long-Term Investments                                           61,414      44,255
Deferred Charges and Other Assets                                9,869       9,221
                                                              --------    --------
TOTAL ASSETS                                                  $763,876    $821,630
                                                              ========    ========

LIABILITIES
Current Liabilities
  Accounts payable                                            $ 25,263    $ 21,094
  Accrued payroll costs                                          3,102       3,514
  Accrued reclamation costs                                      2,010          --
  Deferred revenue and capital leases                            8,893      13,508
  Income and other taxes payable                                 4,816       3,894
  Senior subordinated notes interest payable                     9,831      10,180
  Other current liabilities                                     16,376      20,383
                                                              --------    --------
  Total Current Liabilities                                     70,291      72,573
Deferred Revenue and Other Liabilities                          38,597      35,205
Deferred Reclamation Costs                                      20,988      17,622
Senior Subordinated Notes                                      241,728     239,680
Deferred Income Taxes                                              843       5,064
Minority Interest in Subsidiary Companies                           89         120
                                                              --------    --------
TOTAL LIABILITIES                                              372,536     370,264
                                                              --------    --------
SHAREHOLDERS' EQUITY
Capital Stock
  Common stock
  Authorized - unlimited
    Outstanding - 138,910,263 (Dec. 31, 1996 - 138,845,263)    378,989     378,813
Retained Earnings                                               12,351      72,553
                                                              --------    --------
TOTAL SHAREHOLDERS' EQUITY                                     391,340     451,366
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $763,876    $821,630
                                                              ========    ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                         Consolidated Statements of Income
                 (unaudited - Cdn$ 000's except per share amounts)


                                                Three months ended      Six months ended
                                                           June 30               June 30
                                                ------------------   -------------------
                                                     1997     1996       1997       1996
                                                ========= ========   ========   ========
REVENUE                                         $ 58,979  $ 54,797   $106,463   $105,846
                                                --------  --------   --------   --------

EXPENSES
  Operating                                       51,006    39,310     94,058     81,339
  Royalties and marketing                            447       846        871      1,408
  Administrative and corporate                     3,544     2,694      6,196      4,843
  Depreciation and amortization                    6,158     5,954     11,950     11,030
  Reclamation                                      1,246       177      2,376        336
  Exploration and other                            1,319     1,449      2,666      2,409
  Provision for loss on currency and commodity
    contracts                                      7,357      (209)     9,875       (976)
                                                --------  --------   --------   --------
  Total operating expenses                        71,077    50,221    127,992    100,389
                                                --------  --------   --------   --------
OPERATING INCOME (LOSS)                          (12,098)    4,576    (21,529)     5,457

OTHER INCOME (EXPENSE)
  Interest and other income, net                     547     1,121      2,499      2,503
  Interest expense                                   (69)      (64)      (187)      (103)
  Senior subordinated notes interest              (6,503)       --    (12,847)        --
  Senior subordinated notes interest capitalized   5,544        --      9,964         --
  Foreign currency translation on senior
    subordinated notes                               490        --     (2,048)        --
  Write-down of mine assets                      (39,700)       --    (39,700)        --
                                                --------  --------   --------   --------
NET INCOME (LOSS) BEFORE UNDERNOTED              (51,789)    5,633    (63,848)     7,857

  Income and mining taxes - current                 (313)     (368)      (639)      (723)
  Income and mining taxes - deferred                  --    (1,466)     4,221     (2,006)
  Minority interest                                   (5)        3         31         30
  Equity in income of associated companies            18       (53)        33        (53)
                                                --------  --------   --------   --------
NET INCOME (LOSS)                                (52,089)    3,749    (60,202)     5,105
RETAINED EARNINGS - BEGINNING OF PERIOD           64,440    79,894     72,553     78,538
                                                --------  --------   --------   --------
RETAINED EARNINGS - END OF PERIOD               $ 12,351  $ 83,643   $ 12,351   $ 83,643
                                                ========  ========   ========   ========
EARNINGS (LOSS) PER SHARE                       $  (0.38) $   0.03   $  (0.43)  $   0.04
                                                ========  ========   ========   ========
Weighted average number of
  common shares outstanding (000's)              138,884   138,196    138,864    135,006
                                                ========  ========   ========   ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                         Consolidated Statements of Cash Flow
                               (unaudited - Cdn$ 000's)

                                                     Three months ended       Six months ended
                                                                June 30                June 30
                                                     ------------------     ------------------
                                                         1997      1996         1997      1996
                                                     ========  ========     ========  ========
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Consolidated net income (loss) for the period     $ (52,089)  $ 3,749     $(60,202) $  5,105
  Items not affecting cash:
  Depreciation and amortization                         6,158     5,954       11,950    11,030
  Reclamation                                           1,246       177        2,376       336
  Deferred income tax                                      --     1,466       (4,221)    2,006
  Provision for loss on currency and commodity
    contracts                                           7,357      (209)       9,875      (976)
  Foreign currency translation on senior
    subordinated notes                                   (490)       --        2,048        --
  Deferred charges and other                              223        51           91       169
  Write-down of mine assets                            39,700        --       39,700        --
                                                     --------  --------     --------  --------
  CASH FLOW                                             2,105    11,188        1,617    17,670
Net change in other operating items                    (7,713)    8,113      (73,476)   (2,035)
                                                     --------  --------     --------  --------
Net cash provided by (used in) operating activities    (5,608)   19,301      (71,859)   15,635
                                                     --------  --------     --------  --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of common shares                                   65       359          177   114,359
  Capital lease payable                                  (249)    1,019         (527)      939
  Deferred credits and other                              (18)      (25)         (18)    1,485
                                                     --------  --------      -------  --------

Net cash provided by (used in) financing activities      (202)    1,353         (368)  116,783
                                                     --------  --------      -------  --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Investment in Kemess capital assets through
    purchase of companies                                  --        --           --  (201,976)
  (Increase)decrease in long-term investments         (17,846)       --      (17,846)   26,882
  Investment in capital assets through purchase of
    Consolidated Professor Mines Limited                   --    (2,592)          --   (15,844)
  Investment in other capital assets, net             (15,426)  (12,788)     (30,736)  (32,216)
  Investment in exploration and non-producing
    properties, net                                    (2,377)   (3,626)      (4,068)   (5,692)
  Change in other assets                                  (48)   (3,027)        (635)   (6,270)
                                                     --------  --------     --------  --------
Net cash used in investing activities                 (35,697)  (22,033)     (53,285) (235,116)
                                                     --------  --------     --------  --------
INCREASE (DECREASE) IN CASH AND MARKETABLE
  SECURITIES DURING PERIOD                            (41,507)   (1,379)    (125,512) (102,698)
CASH AND MARKETABLE SECURITIES AT BEGINNING OF PERIOD 114,351    41,062      198,356   142,381
                                                     --------  --------     --------  --------
CASH AND MARKETABLE SECURITIES AT END OF PERIOD      $ 72,844  $ 39,683     $ 72,844  $ 39,683
                                                     ========  ========     ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                           $     69  $     47     $ 13,386  $     86
  Income taxes                                       $     25  $    175     $     65  $    530

Cash consists of cash and short-term investments.

The accompanying notes are an integral part of the Consolidated Financial Statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)
      (tabular amounts in thousands of Canadian dollars unless otherwise stated)

1.  Interim Financial Statements Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 7. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1996.

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


3.  Interest and Other Income, Net

                                   Three months ended    Six months ended
                                              June 30             June 30
                                   ------------------    ----------------
                                        1997     1996       1997     1996
                                   ---------  -------    -------  -------
   Interest income                   $ 1,241   $  336    $ 3,218  $ 1,360
   Gain on sale of securities             --    2,285         --    2,731
   Other, net                           (694)  (1,500)      (719)  (1,588)
                                   ---------  -------    -------  -------
   Interest and other income, net    $   547   $1,121    $ 2,499  $ 2,503
                                   =========  =======    =======  =======

4.  Inventories

                                             June 30          December 31
                                                1997                 1996
                                            --------          -----------
  Bullion in process                         $18,614              $25,687
  Stores and operating supplies               32,871               36,157
                                             -------              -------
  Inventories                                $51,485              $61,844
                                             =======              =======



5.  Net Change in Other Operating Items

                                          Three months ended        Six months ended
                                                     June 30                 June 30
                                        --------------------     -------------------
                                             1997       1996         1997       1996
                                        ---------  ---------     --------   --------
 Cash provided by (used in):
   Receivables                          $(16,086)  $     (96)    $(49,452)  $   (366)
   Inventories                            10,680       1,733      (10,441)   (26,693)
   Prepaid expenses                        4,449      (2,059)      (1,833)    (2,904)
   Accounts payable, accrued payroll
     and other current liabilities       (10,091)    (10,815)      (7,817)     2,431
   Deferred revenue                       (1,661)     19,112       (2,845)    25,097
   Income taxes payable                      338         238          922        400
   Long-term reclamation reclassified
     to current period                     4,658          --       (2,010)        --
                                        --------    --------     --------   --------
  Net change in other operating items   $ (7,713)   $  8,113     $(73,476)  $ (2,035)
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


7.  Reconciliation to United States Generally Accepted Accounting Principles

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                            Three months ended       Six months ended
                                                       June 30                June 30
                                            ------------------     ------------------
                                                 1997     1996         1997      1996
                                             --------  -------     --------   -------
Net income in accordance with Canadian
  GAAP                                       $(52,089) $ 3,749     $(60,202)  $ 5,105

Adjustments:
  Depreciation and amortization                 3,133   (1,517)       2,355    (2,233)
  Income taxes                                     --      531           --       782
                                             --------  -------     --------   -------
  Net income in accordance with U.S.
  GAAP                                       $(48,956) $ 2,763     $(57,847)  $ 3,654
                                             ========  =======      =======   =======
Earnings (loss) per share in accordance
  with U.S. GAAP                             $  (0.35) $  0.02     $  (0.42)  $  0.03
                                             ========  =======     ========   =======

The effects on the balance sheets of the Company at June 30, prepared in accordance with U.S. GAAP, are:

                                                       June 30
                                            ------------------
                                                1997      1996
                                            --------  --------
Increase (decrease):
  Property, plant and equipment             $  7,077  $ 66,877
  Prepaid expenses (pension asset)          $   (552) $   (359)
  Long-term investment in equity
    securities                              $(17,701)       --
  Deferred income taxes                     $ 19,377  $ 80,122
  Provision for unrealized loss on
    long-term investments (contra-
    equity account)                         $(17,701)       --
  Retained earnings                         $(12,852) $(13,604)

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the six months ended June 30, 1997, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of Geddes Resources Limited and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $21.0 million as of June 30, 1997.

Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, requires that marketable securities be put into one of two categories: trading securities (securities which are bought and held principally for the purpose of selling them in the near term) or available-for-sale securities (investments not classified as trading securities). SFAS 115 requires that unrealized gains and losses on available-for-sale securities should be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Canadian GAAP requires no recognition or reporting of unrealized losses unless the loss is considered permanent.

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

  Capital assets                                         $15.9 million
  Miscellaneous net assets                                 0.1 million
                                                         -----
  Purchase price, net of cash acquired                   $16.0 million
                                                         =====


10. Credit Line

The Company has a $28 million unsecured, revolving line of credit with a major Canadian bank. This line will be used as necessary to finance working capital for current operations. At June 30, 1997, the Company had drawn $2.3 million in the form of letters of credit.


11. Capital Stock

(a) Changes in capital

                                                               Number of
                                                                  shares     Amount
                                                             -----------   --------
Balance, December 31, 1995                                   121,043,530   $270,811

Issued to acquire Geddes and El  Condor (See note 8)          19,011,883    114,071
Issued for share purchase options                                 87,833        288
                                                             -----------   --------
Balance, June 30, 1996 issued and outstanding                140,143,246    385,170
Company shares held by Witteck Development Inc.
  (see note 11(b))                                            (1,924,816)    (8,854)
                                                             -----------   --------
Balance, June 30, 1996 for financial
  reporting purposes                                         138,218,430   $376,316
                                                             ===========   ========

Balance, December 31, 1996                                   140,770,079   $387,667
Issued for share purchase options                                 65,000        176
                                                             -----------   --------
Balance, June 30, 1997 issued and outstanding                140,835,079    387,843
Company shares held by Witteck Development Inc.
  (see note 11(b))                                            (1,924,816)    (8,854)
                                                             -----------   --------
Balance, June 30, 1997 for financial
  reporting purposes                                         138,910,263   $378,989
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

13.  Write-down of Mine Assets

On May 29, 1997 the Company announced, as a result of the current weak gold price and the diminishing ore reserves at the Colomac Mine in the Northwest Territories, it would make a provision to write-down the Colomac assets in the quarter ending June 30, 1997. The pre-tax provision is $39.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

REVENUE

Revenue from the sale of gold for the three months ended June 30, 1997 increased $4.2 million or 8% to $59.0 million, from $54.8 million in the same period of 1996. Increased revenues during the three month period ended June 30, 1997 as compared to the same period of 1996, were primarily attributed to a 15% or 13,398 ounce increase in gold production. However, it should be noted that increased revenues associated with increased production volumes in the second quarter of 1997 were offset by declines in realized gold prices. Average realized gold prices decreased 8% or US $33 per ounce from the average realized gold price of US $439 per ounce reported for the second quarter 1996. Revenue from the sale of gold for the six month period ended June 30, 1997 increased $0.7 million or 1% to $106.5 million from revenues of $105.8 million reported for the same period in 1996. Increased revenues were mainly attributed to increased gold production of 10,282 ounces. These increases were however, offset by lower realized gold prices. The average realized gold price for the six month period ended June 30, 1997 was US $405 per ounce as compared to the average realized gold price of US $431 per ounce for the same period in 1996.

Second Quarter Production Profiles (equivalent ounces of gold):

                                 3 Months Ended     3 Months Ended
                  Division        June 30, 1997      June 30, 1996      Increase
        Northwest Territories
             Giant                     22,981            18,388           4,593
             Colomac                   32,387            31,753             634
        Ontario                        26,307            24,780           1,527
        Newfoundland                   23,170            16,526           6,644
          Total equivalent ounces     104,845            91,447          13,398


EXPENSES

Operating expenses increased 30% or $11.7 million to $51.0 million for the second quarter 1997, from $39.3 in the same period in 1996. This was primarily due to higher levels of production during the second quarter of 1997 as compared to those of the comparable period for 1996. Increased production volumes were attributed to the timing differences in the temporary shutdown of the Hope Brook mill and operational difficulties experienced at the Giant Mine during the second quarter of 1996. The 1997 planned production shutdown at the Hope Brook mill occurred during January and February, while the 1996 temporary mill shutdown occurred during March and April. Giant's operational difficulties during 1996 stemmed from lower productivity in the mine and delays in bringing the higher grade Supercrest deposit to full production.

On a cost per ounce basis second quarter 1997 cash costs per ounce of gold increased 11% or US $36 per ounce over the operating cash cost per ounce of US $315 reported for the second quarter 1996. This was reflective of the continued decline in head grades and mill recovery rates at the high cost
Hope Brook and Colomac mines, which are now scheduled for closure during the third and fourth quarters of 1997 respectively. It is anticipated that closure of these high cost operations will produce lower operating cash costs for the remainder of 1997.

Royalties and marketing expenses for the second quarter of 1997 declined 47% or $0.4 million from the 1996 second quarter amount of $0.8 million. Cost declines were attributed to the expiration of the Hope Brook royalty agreement at the end of 1996.

Administrative and corporate expenses increased $0.8 million or 32% over the amount in the second quarter of 1996 of $2.7 million, bringing the second quarter 1997 cost to $3.5 million. Cost increases were mainly attributed to increased manpower to manage the strategic growth of the Company.

Depreciation and amortization costs for the second quarter of 1997 of $6.2 million increased $0.2 million or 3% over the amount of $6.0 million reported for the comparable period in 1996. Increased depreciation and amortization costs in the second quarter of 1997 were primarily associated with increased production volumes. Increased depreciation and amortization costs were, however, substantially offset by the elimination of Hope Brook depreciation costs due to the 1996 write-down of the assets to their net realizable value and the impact of additional ore reserves added in late 1996.

Reclamation costs increased during the second quarter of 1997 to $1.2 million from $0.2 million in the same period of 1996. The Company applies the unit-of-production method based on estimated total mineral inventory in calculating the charge to income for reclamation. Increases in reclamation costs were mainly attributed to higher mill production volumes at the Colomac Mine and write-downs in Colomac gold ore reserve estimates at the end of 1996.

Exploration expenditures are periodically reviewed and assessed as to their future economic value in light of strategic plans, gold price forecasts and potential ore reserves. Those reserves determined to be of little or no future economic value are written-down or written-off to income in that period of determination. Exploration costs for the second quarter of 1997 were determined to be $1.3 million as compared to the amount reported in the same period for 1996 of $1.4 million. Exploration spending will continue to be carefully managed throughout the remainder of 1997 and further contained if gold prices continue to weaken.

The gold price used in estimating the company's ore reserves at December 31, 1996 was $527 (US $390) per ounce of gold. The market price for gold is currently below these levels. If the Company determines that ore reserves should be calculated at a significantly lower price than used at December 31, 1996, there would likely be a material reduction in the amount of economic gold reserves and potential gold prospects. Should such a reduction occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

The Company enters into foreign currency and commodity contracts to minimize exposure to adverse fluctuations in foreign currency exchange rates associated with US dollar gold sales and commodity prices. A loss on hedging activity of $7.4 million was recorded in the second quarter of 1997, as compared to a $0.2 million gain in the same period of 1996. The majority of the loss was related to foreign currency hedges brought about by a continued weakening of the Canadian dollar. The provision for loss recorded for the six months ended June 30, 1997 was $9.9 million as compared to a gain of $1.0 million for the same period in 1996.

Interest expense accrued on the Senior Subordinated Notes for the three and six month periods ended June 30, 1997 was $6.5 and $12.8 million, respectively. Interest expense was, however, partially offset by interest income earned on and interest capitalized from, the proceeds of the Senior Subordinated Notes used to invest in marketable securities or expended on long-term construction projects, primarily the Kemess project.

The Company's Senior Subordinated Notes are denominated in United States dollars. Generally accepted accounting principles require the translation of these notes at the exchange rate in effect at the balance sheet date. This resulted in the Company recognizing a gain on translation of its Senior Subordinated Notes of $0.5 million for the three month period ended June 30, 1997 and a loss on translation of $2.1 million for the six month period ended June 30, 1997. No gains or losses were recorded during comparable periods of 1996, as the Senior Subordinated Notes were not issued until August of 1996.

A write-down provision of $39.7 million was recognized during the three month period ended June 30, 1997. The provision was necessary to write-down Colomac assets to net realizable value. Declining gold prices, high operating costs and diminishing ore reserves at the Colomac Mine contributed to the decision to close the Colomac Mine in October of 1997 and recognize a loss in asset value.

Mining and income taxes for the three month period ended June 30, 1997 decreased $1.5 million or 83% as compared to taxes recognized in the same period of 1996. Mining and income taxes for the six month period ended June 30, 1997 decreased $6.3 million or 231% as compared to taxes recognized for the same period in 1996. Decreases in tax expense were a direct result of net losses incurred.
No deferred tax assets were recognized during the three month period ended
June 30, 1997. Generally accepted accounting principles disallow recognition of deferred tax assets unless ultimate realization of the tax asset is virtually certain.

The Company currently holds long-term investments in equity securities of other gold mining companies. Current market values for those securities are below original investment cost by approximately $18 million, due mainly to recent declines in spot gold prices. Generally accepted accounting principles (as referenced in Note 7 to the financial statements) does not require recognition of a provision for loss on long-term investments unless the Company determines the loss in value to be permanent in nature. The Company will continue to monitor spot gold price movements and the market value of all long-term investments for purposes of recognizing a permanent impairment to investments held.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company had cash, cash equivalents and marketable securities of $72.8 million compared to $114.4 million at March 31,1997 and $198.4 million at December 31, 1996.

OPERATING ACTIVITIES

Net cash used by operating activities for the three month period ended June 30, 1997 was $5.6 million compared to net cash provided by operating activities of $19.3 million in the same period of 1996. Net cash used by operating activities for the six month period ended June 30, 1997 was $ 71.9 million compared to net cash provided by operating activities of $15.6 million for the same period of 1996. Reduced cash flows from operations during 1997 as compared to the same periods of 1996 were primarily attributed to declining gold prices, higher operating costs at the Hope Brook and Colomac Mines, reduced interest income on declining cash balances and increased investments in working capital. The increase in working capital in early 1997 was brought about by the need to supply the Colomac Mine with operating and maintenance supplies over a winter ice road, and the recognition of the receivable from the B.C. Government in conjunction with construction of the Kemess project. The consumption of supplies inventory at the Colomac Mine through the second quarter of 1997 and receipts of cash against receivables (mainly that relating to the B.C. Government) significantly reduced the Company's investment in working capital by the end of the second quarter. This reduction is expected to continue through the balance of 1997.


FINANCING ACTIVITIES

Net cash used in financing activities for the three month period ended June 30, 1997 was $0.2 million compared to net cash provided of $1.4 million for the same period in 1996. The higher cash provided in the 1996 period was mainly due to limited issues of share capital and capital lease financing which required lease payments during 1997. Net cash used by investing activities for the six month period ended June 30, 1997 was $0.4 million compared to net cash provided of $116.8 million in the same period of 1996. The higher cash provided during 1996 was primarily related to the issuance of share capital of $114.4 million to fund the acquisition of the Kemess property.

INVESTING ACTIVITIES

Net cash used in investing activities during the three-month period ended June 30, 1997 was $35.7 million compared to $22.0 million for the same period of 1996. The higher cash usage in 1997 reflected the Company's strategic investment in equity securities of other companies. Increased spending on the Kemess project was virtually offset by funding from the B.C. Government. A formal written agreement between the Company and the B.C. Government confirming the B.C. Government's commitment to partially fund the Kemess project was finalized on June 27, 1997. Net cash used for investing activities during the six month period ended June 30, 1997 was $53.3 million compared to net cash used of $235.1 million during the same period in 1996. Higher cash usage during the 1996 period was related to the acquisition of the Kemess property for the aggregate consideration of approximately $202 million and the acquisition of all the shares of Consolidated Professor Mines Limited for the total consideration of approximately $16 million.

The Company has recently revised its estimate of the total cost of the Kemess project to approximately $427.0 million from $390.0 million. The principal reasons for the increase are the additional stumpage fees payable to the B.C. Government related to the power line clearing and the additional cost associated with the modification made to the design of both the tailings line and the tailings dam. The Company expects to fund the completion of the project from current cash and securities in treasury, investment and economic assistance from the B.C. Government, from cash expected to be provided from current operations in the next three quarters, as well as from approximately $90 million in permitted debt capacity and equipment lease financing. The Company is currently negotiating an increase in its line of credit.

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical statements, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995.   Such forward-looking statements are
based on numerous variables and assumptions that are inherently uncertain and could cause actual results to be materially more or less favorable than projected, including without limitation general economic and competitive conditions and other factors. Among such factors are those related to volatility in the price of gold, copper and other commodities, changes in interest and foreign exchange rates, government regulation and agency action, competing land claims, the accuracy of estimates of ore reserves and mineral inventory, environmental costs and risks, unanticipated processing, access, transportation of supplies, water availability or other problems, other factors relating to the Company's ability successfully to complete development projects within projected capital budgets or to carry on mining operations within projected operating budgets and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Part I:, Item 7, Risks and Uncertainties.

PART II - OTHER INFORMATION

Item 2.   Submission of Matters to a Vote of Security Holders.

          (A) The Company's Annual and Special Meeting of Shareholders was held on May 29, 1997.

          (C) Four proposals were submitted for shareholder approval, all of which were passed with the following voting results:

                1) All seven of the Company's directors were re-elected to serve until the next annual meeting of shareholders, based on the votes as tabulated below:

                                                                        Votes abstained,
                                                                   Votes    not voted or
             Nominee                              Votes for     withheld         spoiled
         ---------------------                   ----------    -------------------------
         Margaret K. Witte                       81,408,763    1,182,917         905,291
         Ross F. Burns                           82,406,518      185,162         905,291
         William J.V. Sheridan                   82,375,443      216,237         905,291
         J. Conrad Lavigne                       82,340,085      251,595         905,291
         John L. May                             82,406,018      185,662         905,291
         George W. Oughtred                      82,404,243      187,437         905,291
         Matthew Gaasenbeek                      82,366,565      225,115         905,291

  2. The reappointment of Arthur Anderson & Co., Chartered Accountants, as independent auditors and to authorize the directors to fix their remuneration was approved with 74,410,552 votes for, 393,535 votes against, 120,380 votes withheld and 693,687 votes abstaining, not voted or spoiled.

  3. The proposal to approve stock options granted to senior officers and directors of the Company was removed from consideration at the meeting.

  4. The proposal to approve the Company's 1997 Executive Performance Incentive Plan was approved with 71,805,889 votes for, 5,818,773 votes against and 5,872,809 votes abstaining, not voted or spoiled.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            10.1 Employment Agreement between Edmund Szol, Arctic Precious Metals, Inc. and Royal Oak Mines Inc.
            27.       Financial Data Schedule.

        (b) Reports on Form 8-K.

            A report on Form 8-K was filed on May 6, 1997, regarding a press release from Royal Oak Mines Inc., announcing the petition from the Tsay Keh Dene Band to stay the Kemess project has been dismissed.

            A report on Form 8-K was filed on May 15, 1997, regarding a press release from Royal Oak Mines Inc., announcing first quarter 1997 results of operations.

            A report on Form 8-K was filed on May 23, 1997, regarding a press release from Royal Oak Mines Inc., announcing the appointment of Edmund Szol as Executive Vice President and Chief Operating Officer.

            A report on Form 8-K was filed on May 29, 1997, regarding a press release from Royal Oak Mines Inc., announcing the write-down of Colomac assets in the second quarter of 1997.

            A report on Form 8-K was filed on June 27, 1997, regarding a press release from Royal Oak Mines Inc., announcing an injunction against a roadblock set up by the Tsay Keh Dene Band.

            A report on Form 8-K was filed on June 27, 1997, regarding a press release from Royal Oak Mines Inc., announcing Royal Oak Mines Inc. receiving funds for the Kemess project upon signing a formal agreement with the B.C. Government.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROYAL OAK MINES INC.


 Date: August 14, 1997            By /s/ Margaret K. Witte
                                  ------------------------
                                  Margaret K. Witte
                                  President and Chief
                                  Executive Officer

 Date: August 14, 1997            By /s/ James H. Wood
                                  ------------------------
                                  James H. Wood
                                  Chief Financial Officer




                                    EXHIBIT INDEX

Exhibit                                                        Method of Filing
-------                                                        ----------------
10.1        Employment Agreement dated May 22, 1997, between
            Edmund Szol, Arctic Precious Metals, Inc. and
            Royal Oak Mines Inc.                                Filed herewith

27.         Financial Data Schedule                             Filed herewith