Form 10-Q/A
period 1997-03-31
ROYAL OAK MINES INC
filed 1997-08-26
CIK 41304

================================================================================

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-Q/A
                            AMENDMENT NO. 1

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
         ----------------------------------------------------
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

                                   ROYAL OAK MINES INC.


Date: August 25, 1997               By /s/ Margaret K. Witte
                                      ------------------------
                                      Margaret K. Witte
                                      President and Chief
                                      Executive Officer

Date: August 25, 1997               By /s/ James H. Wood
                                      ------------------------
                                      James H. Wood
                                      Chief Financial Officer