Form 10-Q/A
period 1997-06-30
ROYAL OAK MINES INC
filed 1997-08-26
CIK 41304

===========================================================================
                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

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

                    Commission File Number 1-4350

                             ROYAL OAK MINES INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

ONTARIO, CANADA                         98-0160821
--------------------------------        -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          No.)

c/o Royal Oak Mines (USA) Inc.
5501 Lakeview Drive
Kirkland,  Washington
U.S.A.                                  98033
-------------------------------         -------------------------------
(Address of principal executive         (Postal/Zip Code)
offices)

(425) 822-8992
-------------------------------
Registrant's telephone number,
including area code

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