Form 10-Q
period 1997-09-30
ROYAL OAK MINES INC
filed 1997-11-14
CIK 41304

===========================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

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

c/o Royal Oak Mines (USA) Inc.
5501 Lakeview Drive
Kirkland,  Washington
U.S.A.                                  98033
-------------------------------         -----------------
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

Common shares outstanding as of November 10, 1997 was 140,865,079, including 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and which may not be voted and are not considered outstanding for earnings per share calculations.
===========================================================================

INDEX



                                                                       Page

PART I -  FINANCIAL INFORMATION...........................................3

Item 1. Consolidated Financial Statements of Royal Oak Mines Inc. and Subsidiaries (All statements are unaudited except for the December 31, 1996 Consolidated Balance Sheet, which has been audited.)

          Consolidated Balance Sheets - September 30, 1997 and December
          31, 1996........................................................4

          Consolidated Statements of Income - Three and Nine Months
          September 30, 1997 and 1996.....................................5

          Consolidated Statements of Cash Flow - Three and Nine Months
          Ended September 30, 1997 and 1996...............................6

          Notes to Consolidated Financial Statements(unaudited)...........8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................14

PART II - OTHER INFORMATION..............................................21

Item 6.   Exhibits and Reports on Form 8-K...............................21

Signatures...............................................................22

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars.

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

All tabular amounts are in thousands of Canadian dollars, except as indicated. (see Notes 1 and 7).

                             Royal Oak Mines Inc.
                          Consolidated Balance Sheets
                            (unaudited - Cdn$ 000's)
                                             September 30     December 31
                                                     1997            1996
                                                                (audited)
                                                   ========     =========
ASSETS
Current Assets
     Cash and cash equivalents                     $ 36,862     $197,766
     Marketable securities                              590          590
     Receivables                                     60,345       17,492
     Inventories                                     34,540       61,844
     Prepaid expenses                                 4,625        7,729
                                                   --------     --------
          Total Current Assets                      136,962      285,421
Property, Plant and Equipment, net                  577,472      482,733
Long-Term Investments                                58,989       44,255
Deferred Charges and Other Assets                     9,952        9,221
                                                   --------     --------
TOTAL ASSETS                                       $783,375     $821,630
                                                   ========     ========

LIABILITIES
Current Liabilities
     Accounts payable                              $ 34,709     $ 21,094
     Accrued payroll costs                            2,616        3,514
     Accrued reclamation costs                        2,010           --
     Capital leases                                   3,601        2,514
     Deferred revenue                                10,978       10,994
     Income and other taxes payable                   5,502        3,894
     Senior subordinated notes interest payable       3,331       10,180
     Other current liabilities                       15,215       20,383
                                                   --------     --------
          Total Current Liabilities                  77,962       72,573
Deferred Revenue and Other Liabilities               33,358       32,757
Capital Leases                                       18,198        2,448
Deferred Reclamation Costs                           22,236       17,622
Senior Subordinated Notes                           241,728      239,680
Deferred Income Taxes                                   843        5,064
Minority Interest in Subsidiary Companies                72          120
                                                   --------     --------
TOTAL LIABILITIES                                   394,397      370,264
                                                   --------     --------
SHAREHOLDERS' EQUITY
Capital Stock
     Common stock
          Authorized - unlimited
           Outstanding - 138,910,263
            (Dec. 31, 1996 - 138,845,263)           378,989      378,813
Retained Earnings                                     9,989       72,553
                                                   --------     --------
TOTAL SHAREHOLDERS' EQUITY                          388,978      451,366
                                                   --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $783,375     $821,630
                                                   ========     ========

The accompanying notes are an integral part of the Consolidated Financial
Statements.

                                Royal Oak Mines Inc.
                          Consolidated Statements of Income
                    (unaudited - Cdn$ 000's except share amounts)


                                             Three months ended         Nine months ended
                                                   September 30              September 30
                                          ---------------------     ---------------------
                                              1997         1996         1997         1996
                                          ========     ========     ========     ========
REVENUE                                   $ 54,116     $ 77,323     $160,579     $183,169
                                          --------     --------     --------     --------

EXPENSES
     Operating                              40,595       49,587      134,653      130,926
     Royalties and marketing                   357          807        1,228        2,215
     Administrative and corporate            2,361        2,517        8,557        7,360
     Depreciation and amortization           4,615        7,371       16,565       18,401
     Reclamation                             1,247          216        3,623          552
     Exploration and other                   1,299        1,424        3,965        3,833
     Provision for (Recovery of) loss on
      currency and commodity contracts       4,070         (621)      13,945       (1,597)
                                          --------     --------     --------     --------
          Total operating expenses          54,544       61,301      182,536      161,690
                                          --------     --------     --------     --------
OPERATING INCOME (LOSS)                       (428)      16,022      (21,957)      21,479

OTHER INCOME (EXPENSE)
     Interest and other income (expense),
      net                                     (103)       1,663        2,396        4,166
     Interest expense                         (140)        (110)        (327)        (213)
     Senior subordinated notes interest     (6,887)      (3,590)     (19,734)      (3,590)
     Senior subordinated notes interest
      capitalized                            5,568        1,926       15,532        1,926
     Foreign currency translation on senior
      subordinated notes                        --        1,596       (2,048)       1,596
     Write-down of mine assets                  --           --      (39,700)          --
                                          --------     --------     --------     --------
NET INCOME (LOSS) BEFORE UNDERNOTED         (1,990)      17,507      (65,838)      25,364

     Income and mining taxes - current        (313)        (361)        (952)      (1,084)
     Income and mining taxes - deferred         --       (6,814)       4,221       (8,820)
     Minority interest                          17            6           48           36
     Equity in income (loss) of associated
      companies                                (76)        (122)         (43)        (175)
                                          --------     --------     --------     --------
NET INCOME (LOSS)                           (2,362)      10,216      (62,564)      15,321
RETAINED EARNINGS - BEGINNING OF PERIOD     12,351       83,643       72,553       78,538
                                          --------     --------     --------     --------
RETAINED EARNINGS - END OF PERIOD         $  9,989     $ 93,859      $ 9,989     $ 93,859
                                          ========     ========     ========     ========
EARNINGS (LOSS) PER SHARE                 $  (0.02)    $   0.07     $  (0.45)    $   0.11
                                          ========     ========     ========     ========
Weighted average number of
     common shares outstanding (000's)     138,910      138,286      138,880      136,099
                                          ========     ========     ========     ========
The accompanying notes are an integral part of the Consolidated Financial
Statements.

                                Royal Oak Mines Inc.
                        Consolidated Statements of Cash Flow
                              (unaudited - Cdn$ 000's)
                                                  Three months ended       Nine months ended
                                                        September 30            September 30
                                               ---------------------     -------------------
                                                   1997         1996        1997        1996
                                               ========     ========     ========    =======
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Consolidated net income (loss) for the
      period                                   $ (2,362)     $10,216     $(62,564)   $15,321
     Items not affecting cash:
          Depreciation and amortization           4,615        7,371       16,565     18,401
          Reclamation                             1,248          216        3,624        552
          Deferred income tax                        --        6,814       (4,221)     8,820
          Provision for (Recovery of)
           unrealized loss on currency and
           commodity contracts                      506         (621)      10,381     (1,597)
          Foreign currency translation on
           senior subordinated notes                 --       (1,596)       2,048     (1,596)
          Deferred charges and other                201          115          292        284
          Write-down of mine assets                  --           --       39,700         --
                                               --------     --------     --------    -------
    CASH FLOW                                     4,208       22,515        5,825     40,185
Net change in other operating items              30,430        3,098      (43,046)     1,063
                                               --------     --------     --------    -------
Net cash provided by (used in) operating
     activities                                  34,638       25,613      (37,221)    41,248
                                               --------     --------     --------    -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Issue of common shares                          --        1,940          177    116,298
     Capital lease obligation                    16,277         (655)      15,750        284
     Issuance of senior subordinated notes           --      239,981           --    239,981
     Cost of senior subordinated notes             (111)      (8,616)        (129)    (8,616)
     Deferred credits and other                      --       (1,146)          --        340
                                               --------     --------     --------    -------
Net cash provided by financing activities        16,166      231,504       15,798    348,287
                                               --------     --------     --------    -------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Investment in Kemess capital assets
      through purchase of companies                  --           --           --   (201,976)
     (Increase) decrease in long-term
      investments                                 2,741           --      (15,105)    26,882
     Investment in capital assets through
      purchase of Consolidated Professor
      Mines Limited                                  --          (15)          --    (15,858)
     Investment in other capital assets, net*   (87,823)     (41,972)    (118,559)   (74,188)
     Investment in exploration and
      non-producing properties, net                (454)         657       (4,522)    (5,035)
     Change in other assets                        (660)      (1,648)      (1,295)    (7,919)
                                               --------     --------     --------    -------
Net cash used in investing activities           (86,196)     (42,978)    (139,481)  (278,094)
                                               --------     --------     --------   --------
INCREASE (DECREASE) IN CASH AND MARKETABLE
     SECURITIES DURING PERIOD                   (35,392)     214,139     (160,904)   111,441
CASH AND MARKETABLE SECURITIES AT BEGINNING
     OF PERIOD                                   72,844       39,683      198,356    142,381
                                               --------     --------     --------   --------
CASH AND MARKETABLE SECURITIES AT END OF
     PERIOD                                    $ 37,452     $253,822     $ 37,452   $253,822
                                               ========     ========     ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                             $ 13,532     $    126     $ 26,918   $    213
          Income taxes                         $     25     $     65     $     90   $    595

Cash consists of cash and short-term investments.
* Investment in capital assets is net of B.C. Government assistance.
The accompanying notes are an integral part of the Consolidated Financial
Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
     (tabular amounts in thousands of Canadian dollars unless otherwise stated)


1.  Interim Financial Statements Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 7. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1996.

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


3.  Interest and Other Income (Expense), Net

                                        Three months ended         Nine months ended
                                              September 30              September 30
                                       -------------------     ---------------------
                                          1997        1996         1997         1996
                                       -------     -------     --------     --------
     Interest income                   $   768     $ 1,918      $ 3,986      $ 3,278
     Gain (loss) on sale of securities  (1,120)      1,430       (1,120)       4,161
     Other, net                            249      (1,685)        (470)      (3,273)
                                       -------     -------     --------     --------
     Interest and other income
      (expense), net                   $  (103)    $ 1,663      $ 2,396      $ 4,166
                                       =======     =======     ========     ========

4.  Inventories

                                    September 30     December 31
                                            1997            1996
                                    ------------     -----------
     Bullion in process                  $12,290         $25,687
     Stores and operating supplies        22,250          36,157
                                        --------         -------
     Inventories                         $34,540         $61,844
                                        ========         =======

5.  Net Change in Other Operating Items

                                         Three months ended          Nine months ended
                                               September 30               September 30
                                         ------------------          -----------------
                                              1997     1996              1997     1996
                                         ------------------          -----------------
     Cash provided by (used in):
      Receivables                          $ 5,999  $(9,073)         $(43,453) $(9,439)
      Inventories                           16,945    3,416             6,504  (23,277)
      Prepaid expenses                       3,737     (935)            1,904   (3,840)
      Accounts payable, accrued payroll
          and other current liabilities      1,820   17,357            (5,665)  20,445
     Capital leases                          1,419      328             1,087     (329)
     Deferred revenue                         (176)  (8,362)           (3,021)  16,735
     Income and other taxes payable            686      367             1,608      768
     Long-term reclamation reclassified
          to current period                     --       --            (2,010)      --
                                           -------  -------          --------  -------
     Net change in other operating items   $30,430  $ 3,098          $(43,046) $ 1,063
                                           =======  =======          ========  =======

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

7.  Reconciliation to United States Generally Accepted Accounting Principles

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                        --------------------      ---------------------
                                           1997         1996          1997         1996
                                        -------      -------      --------      -------
Net income (loss) in accordance with
     Canadian GAAP                      $(2,362)     $10,216      $(62,564)     $15,321

Adjustments:
     Depreciation and amortization           58       (1,309)        2,413       (3,542)
     Income taxes                          (845)         458          (845)       1,240
                                        -------      -------      --------      -------
     Net income in accordance with
      U.S. GAAP                         $(3,149)     $ 9,365      $(60,996)     $13,019
                                        =======      =======      ========      =======
Earnings (loss) per share in accordance
     with U.S. GAAP                     $ (0.02)     $  0.07      $  (0.44)     $  0.10
                                        =======      =======      ========      =======


The effects on the balance sheets of the Company at September 30, prepared in accordance with U.S. GAAP, are:

                                                            September 30
                                                 -----------------------
                                                      1997          1996
                                                 ---------     ---------
Increase (decrease):
     Property, plant and equipment                $  7,135      $ 74,959
     Prepaid expenses (pension asset)             $   (552)     $   (359)
     Long-term investment in equity
       securities                                 $(20,828)           --
     Deferred income taxes                        $ 18,532      $ 89,055
     Provision for unrealized loss on
       long-term investments (contra-
       equity account)                            $(20,828)           --
     Retained earnings                            $(11,949)     $(14,455)

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the nine months ended September 30, 1997, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of Geddes Resources Limited and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $21.0 million as of September 30, 1997.

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

The following table outlines the details of the purchase price and its allocation to the assets and liabilities acquired:

                                                           El          St.
                                          Geddes       Condor      Philips        Total
Purchase price:                         --------     --------     --------     --------
   Cash paid, including
     open market purchases              $  3,220     $ 34,222     $ 38,562     $ 76,004
   Issue of common shares                 37,650       76,421           --      114,071
                                        --------     --------     --------     --------
                                          40,870      110,643       38,562      190,075
   Initial carrying value of Geddes        9,192           --           --        9,192
   Transaction and other costs             2,290          680          679        3,649
                                        --------     --------     --------     --------
                                          52,352      111,323       39,241      202,916
   Cash and cash equivalents acquired       (561)          (1)        (378)        (940)
   from companies                       --------     --------     --------     --------
Total                                   $ 51,791     $111,322     $ 38,863     $201,976
                                        ========     ========     ========     ========
Allocated to:
   Property, plant and equipment        $ 52,101     $112,087     $ 39,015     $203,203
   Other assets                               31          151            9          191
   Total liabilities                        (341)        (916)        (161)      (1,418)
                                        --------     --------     --------     --------
Total                                   $ 51,791     $111,322     $ 38,863     $201,976
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

     Capital assets                           $15.9 million
     Miscellaneous net assets                   0.1 million
                                              -------------
     Purchase price, net of cash acquired     $16.0 million
                                              =============

10. Credit Line

The Company's $28 million unsecured, revolving line of credit with a Canadian bank expired on September 30, 1997. The Company is currently in the process of negotiating the terms of another credit facility to replace this revolving line of credit and anticipates that the negotiations will be concluded by the end of the fiscal year.

11. Capital Stock

(a) Changes in capital

                                                      Number of
                                                         shares         Amount
                                                    -----------     ----------
Balance, December 31, 1995                          121,043,530       $270,811
Issued to acquire Geddes and El Condor (See note 8)  19,011,883        114,071
Issued for share purchase options                       549,666          2,227
                                                    -----------     ----------
Balance, September 30, 1996 issued and outstanding  140,605,079        387,109
Company shares held by Witteck Development Inc.
     (see note 11(b))                                (1,924,816)        (8,854)
                                                    -----------     ----------
Balance, September 30, 1996 for financial
     reporting purposes                             138,680,263       $378,255
                                                    ===========     ==========

Balance, December 31, 1996                          140,770,079       $387,667
Issued for share purchase options                        65,000            176
                                                    -----------     ----------
Balance, September 30, 1997 issued and outstanding  140,835,079        387,843
Company shares held by Witteck Development Inc.
     (see note 11(b))                                (1,924,816)        (8,854)
                                                    -----------     ----------
Balance, September 30, 1997 for financial
     reporting purposes                             138,910,263       $378,989
                                                    ===========     ==========

(b) Company shares held by Witteck Development Inc.

During 1995, the Board of Directors and the shareholders approved the acquisition of all of the shares of Witteck Development Inc. ("Witteck") whose sole asset is an investment in the Company of 1,924,816 common shares of the Company. This investment has been recorded as a reduction of capital stock on the balance sheet. Consequently, the common shares of the Company that are held by Witteck may not be voted and have been excluded in the calculation of earnings per share.


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

13.  Write-down of Mine Assets

As a result of the current weak gold price and the diminishing ore reserves at the Colomac Mine in the Northwest Territories, the Company made a pre-tax provision of $39.7 million for the write-down of the Colomac assets in the quarter ending June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

REVENUE

Consolidated revenues were $54,116,000 for the three months ended September 30, 1997 compared to $77,323,000 for the same period in 1996. The decrease of 30% in the third quarter this year resulted from the combined impact of a 24% lower realized gold price due to lower hedging gains, and a 9% decline in production resulting from the closure of the Hope Brook and Colomac mines. Consolidated revenues were $160,579,000 for the nine months ended September 30, 1997 compared to $183,169,000 for the year-to-date period in 1996, a decrease of 12%. Gold production was similar in the two periods but the realized gold price was 13% lower in the nine-month period of 1997 due to lower hedging gains.

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                          ------------------          -----------------
                                               1997     1996              1997     1996
                                          ========= ========          ======== ========
Gold production (ounces)
  Northwest Territories - Giant Mine         22,749   20,984            68,578   61,033
                        - Colomac Mine       27,993   28,002            90,260   88,554
  Ontario Division      - Pamour/Nighthawk   25,881   28,826            77,339   76,803
  Newfoundland Division - Hope Brook Mine    17,882   26,200            48,253   57,265
                                          --------- --------          -------- --------
Total gold ounces produced                   94,505  104,012           284,430  283,655
                                          ========= ========          ======== ========
Average spot price (US$/oz)                    $324     $385              $339     $392
Average realized price (US$/oz)                $412     $543              $410     $472
Cash cost (US$/oz)                             $310     $348              $344     $337


EXPENSES

Review of Mine Operations

Average cash costs in the third quarter this year were US$310 per ounce, a decrease of 11% from US$348 per ounce reported in the third quarter of last year. Improved operating performance during 1997 has resulted in cash costs declining in successive quarters, from US$372 per ounce in the first quarter and from US$351 per ounce in the second quarter. In the year-to-date period, cash costs of US$344 per ounce were similar to the US$337 per ounce reported in the year-ago period.

Northwest Territories Division

Giant Mine

In the third quarter of 1997, gold production at the Giant Mine was 22,749 ounces (1996 - 20,984 ounces), an increase of 8% from the year-ago period, largely due to the impact of increased tonnage of ore milled. Mill throughput of 101,353 tons (1996 - 90,066 tons) was 13% higher in the period this year. Mill head grade decreased by 5% to 0.254 opt gold (1996 - 0.266 opt). Gold recovery increased by 1% to 88.17% (1996 - 87.37%). The cash cost of US$296 per ounce (1996 - US$339 per ounce) decreased by 13% from the cost reported in the third quarter of 1996.

In the year-to-date period ended September 30, 1997, the Giant Mine produced 68,578 ounces of gold (1996 - 61,033 ounces), an increase of 12% due to the higher tonnage of ore processed and improved grade and recovery. Mill throughput was 294,259 tons (1996 - 274,462 tons), an increase of 7%. Mill head grade improved by 3% to 0.265 opt gold (1996 - 0.257 opt). Gold recovery also increased by 3% to 87.72% (1996 - 85.51%). The cash cost of US$314 per ounce (1996 - US$348 per ounce) was 10% below the cost reported in the same period a year earlier.

Colomac Mine

Operating results in both reporting periods this year were impacted by permanent closure of the Colomac Mine. Gold production at the Colomac Mine in the third quarter of this year was 27,993 ounces (1996 - 28,002 ounces), similar to the same period last year. Mill throughput of 828,375 tons (1996 - 713,382 tons) was 16% above the throughput in the same period a year earlier. Mill head grade decreased by 17% to 0.040 opt gold (1996 - 0.048 opt) and reflected the declining ore grade in the open pit. Gold recovery of 85.19% (1996 - 82.37%) was 4% higher than in the third quarter of last year. The cash cost of US$329 per ounce (1996 - US$397 per ounce) was 17% lower than the cost reported in the period a year earlier. Costs decreased after mining operations ceased in August, although milling of the coarse ore stockpile will continue through November.

In the nine-month period ended September 30, 1997, gold production at Colomac was 90,260 ounces (1996 - 88,554 ounces), an increase of 2% from the year-ago period. Mill throughput increased by 11% to 2,406,764 tons (1996 - 2,171,944 tons). Mill head grade decreased by 4% to 0.044 opt gold (1996 - 0.046 opt). Gold recovery declined by 3% to 85.27% (1996 - 87.99%). The cash cost in the nine-month period was US$378 per ounce (1996 - US$369 per ounce), an increase of 2%.

In light of the current low gold price, declining ore reserves and grade, and the continuing high cash cost of the Colomac operation, mining operations were discontinued in early August. The Company will permanently close the Colomac Mine at the end of November after processing the remaining coarse ore stockpile. In the second quarter of this year, the Company took a write-down of $39.7 million on the carrying value of the Colomac assets.

Ontario Division

Pamour/Nighthawk Mines

In the third quarter of this year, gold production from the Pamour and Nighthawk mines was 25,881 ounces (1996 - 28,826 ounces), a decrease of 10% from the same period of the prior year. Mill throughput of 344,580 tons (1996
- 355,159 tons) was 3% lower than in the year-ago period.  Mill head grade of
0.087 opt (1996 - 0.092 opt) was 5% lower.  Gold recovery of 86.55% (1996 -
88.23%) was 2% below the recovery in the third quarter of 1996. The cash cost of US$301 per ounce (1996 - US$276 per ounce) was 9% above the level in the year-ago quarter.

In the year-to-date period, gold production at Pamour was 77,339 ounces (1996
- 76,803 ounces), an increase of 1%.  Mill throughput of 1,022,469 tons (1996
- 1,029,856 tons) was 1% lower than the amount of ore milled in the same period last year. Mill head grade of 0.087 opt gold (1996 - 0.085 opt) improved by 2%. Gold recovery of 86.50% (1996 - 87.80%) declined by 1%. Cash costs of US$317 per ounce (1996 - US$283 per ounce) increased by 12% in the nine-month period this year. In the nine-month period last year, costs were lower due to the temporary suspension of higher cost underground mining operations at the Hoyle deposit in the second quarter to advance development into areas of higher grade ore.

Newfoundland Division

Hope Brook Mine

Operating results in the third quarter and year-to-date period were impacted by permanent closure of the Hope Brook Mine. In the third quarter this year, gold production at the Hope Brook Mine was 17,882 ounces (1996 - 26,200 ounces), a decrease of 32% due to permanent closure of the mine in August. As a result of cessation of mining operations, mill throughput was 50% lower at 169,432 tons (1996 - 341,678 tons). The mill head grade of 0.087 opt gold (1996 - 0.089 opt) declined by 2% from the level in the third quarter of 1996. Gold recovery of 84.33% (1996 - 85.98%) was also 2% lower than in the year-ago period. The cash cost was US$313 per ounce (1996 - US$381 per ounce), a decrease of 18% which reflected termination of operations. The mill was closed in September, 1997.

In the year-to-date period, gold production was 48,253 ounces (1996 - 57,265 ounces), a decrease of 16% from the same period last year and reflected mine closure in the third quarter. Ore processed was 586,727 tons (1996 - 717,163 tons), a decrease of 18%.  Mill head grade of 0.087 opt gold (1996 - 0.089 opt) was 2% lower than in the nine-month period last year. Gold recovery decreased by 7% to 84.10% (1996 - 89.99%). Cash costs increased by 4% to US$366 per ounce (1996 - US$351 per ounce). Production and cash costs in the nine-month period of both years were impacted by temporary suspension of milling operations (in January and February of 1997, and in March and April of 1996), for economic reasons. Mining costs incurred during the first two months of this year were deferred and charged to operating costs as the ore mined during the shut-down period was milled during the second and third quarters of 1997.

Other Expenses

Royalties and marketing expenses for the third quarter of 1997 declined 56% or $0.45 million from the 1996 second quarter amount of $0.8 million. Cost declines were attributed to the expiration of the Hope Brook royalty agreement at the end of 1996. The 45% or $0.987 million decline on a year-to-date basis was partially offset by increased royalties associated with increased production at the Nighthawk Mine.

Administrative and corporate expenses for the third quarter remained consistent with those in the same period in 1996. Cost increases on a year-to-date basis were mainly attributed to increased manpower to manage the strategic growth of the Company.

Depreciation and amortization costs for the third quarter of 1997 were $4.6 million, a decrease of 37% from the amount of $7.4 million reported for the comparable period in 1996. Decreased depreciation and amortization costs in the third quarter of 1997 were primarily associated with the closure of the Hope Brook Mine and lower production volumes. Depreciation and amortization costs for the nine months ended September 30, 1997 were lower than in 1996 due primarily to the elimination of Hope Brook depreciation costs due to the 1996 write-down of the assets to their net realizable value.

Reclamation costs increased during the third quarter of 1997 to $1.2 million from $0.2 million in the same period of 1996. The Company applies the unit-of-production method based on estimated total mineral inventory in calculating the charge to income for reclamation. Increases in reclamation costs were mainly attributed to mill production volumes at the Colomac Mine and write-downs in Colomac gold ore reserve estimates at the end of 1996.

Exploration expenditures are periodically reviewed and assessed as to their future economic value in light of strategic plans, gold price forecasts and potential ore reserves. Those reserves determined to be of little or no future economic value are written-down or written-off against income in the period of determination. Exploration costs for the third quarter of 1997 were $1.3 million compared to $1.4 million for the same period in the prior year. The Company intends to carefully manage and control exploration expenditures throughout the remainder of 1997 and make appropriate adjustments based upon its assessment of likely changes in the price of gold.

The gold price used in estimating the Company's ore reserves at December 31, 1996 was Cdn $527 per ounce of gold. The market price for gold is currently below these levels. If the Company determines that ore reserves at the end of December 1997 should be calculated at a lower gold price than used at December 31, 1996, it is likely there may be adjustments in the amount of economic gold reserves and potential gold prospects.

The Company enters into foreign currency and commodity contracts to minimize exposure to adverse fluctuations in foreign currency exchange rates associated with US dollar gold sales and commodity prices. A provision for loss on hedging activity of $4.1 million was recorded in the third quarter of 1997, as compared to a provision for a $0.6 million gain in the same period in 1996. The majority of the provision for loss was related to the close-out of certain future commodity contracts. The provision for loss recorded for the nine months ended September 30, 1997 was $13.9 million as compared to a provision for a gain of $1.6 million for the same period in 1996.

Interest expense accrued on the Company's Series B 11% Senior Subordinated Notes for the three and nine month periods ended September 30, 1997 was $6.9 and $19.7 million, respectively. Interest expense was, however, partially offset by interest income earned on, and interest capitalized from, the proceeds of the Notes used to invest in marketable securities, or expended on long-term construction projects, primarily the Kemess project, respectively.

The Company's Series B 11% Senior Subordinated Notes are denominated in United States dollars. Generally accepted accounting principles require the translation of these Notes at the exchange rate in effect at the balance sheet date. This resulted in the Company recognizing a loss on translation of $2.0 million for the nine month period ended September 30, 1997. A gain of $1.6 million was recorded during the three and nine months ended September 30, 1996 as the Senior Subordinated Notes were issued in August of 1996.

Mining and income taxes for the three month period ended September 30, 1997 decreased $6.9 million compared to the same period of 1996. Mining and income taxes for the nine month period ended September 30, 1997 decreased $13.2 million compared to the same period in 1996. Decreases in tax expense were a direct result of net losses incurred. No deferred tax assets were recognized during the three month period ended September 30, 1997. Generally accepted accounting principles disallow recognition of deferred tax assets unless ultimate realization of the tax asset is virtually certain.

The Company currently holds long-term investments in equity securities of other gold mining companies. Current market values for those securities are below original investment cost by approximately $20.8 million, due mainly to recent declines in spot gold prices. Generally accepted accounting principles (as referenced in Note 7 to the financial statements) do not require recognition of a provision for loss on long-term investments unless the Company determines the loss in value to be permanent in nature.

Liquidity and Capital Resources
At September 30, 1997 the Company had cash, cash equivalents and marketable securities of $37.5 million compared to $72.8 million at June 30, 1997 and $198.4 million at December 31, 1996.

OPERATING ACTIVITIES

Net cash provided by operating activities for the three month period ended September 30, 1997 was $34.6 million compared to $25.6 million in the same period of 1996. Net cash used by operating activities for the nine month period ended September 30, 1997 was $37.2 million compared to net cash provided by operating activities of $41.2 million for the same period of 1996.

Increase in cash provided by operating activities for the three months ended September 30, 1997 as compared to the same period in 1996 was primarily attributable to a significant decline in accounts receivable and inventories as supplies used by both the Colomac and Hope Brook mines were not replaced due to the closure of these mines. Reduced cash flows from operations in the nine months ended September 30, 1997 compared to the same period in 1996 was primarily attributable to declining gold price, higher operating cost at Hope Brook and Colomac mines, reduced interest income from declining cash balances, and increased investment in accounts receivable, principally from the B.C. Government in conjunction with construction of the Kemess project. The Company expects to continue to reduce its investment in working capital through the balance of 1997 as it continues to receive money from the B.C. Government and as inventories decline as a result of the closure of both the Hope Brook and Colomac mines.

FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended September 30, 1997 was $16.2 million compared to $231.5 million in the same period in 1996. During the third quarter of 1997, the Company entered into capital leases for mining equipment for the Kemess project. During the same period in 1996, the Company issued the Senior Subordinated Notes, the proceeds of which were used to finance the Kemess and other development projects of the Company. For the nine months ended September 30, 1997, cash provided by financing activities declined from $348.3 million in the same period of 1996 to $15.8 million. The issuance of share capital to acquire the Kemess project and the sale of the Series B 11% Senior Subordinates Notes were the principal reasons for differences in financing activity in the two periods.

INVESTMENT ACTIVITIES

Net cash used in investing activities during the three month period ended September 30, 1997 was $86.2 million compared to $43.0 million for the same period in 1996 as a result of increased expenditures on the Kemess project. For the nine months ended September 30, 1997 the cash used in investing activities was $139.5 million compared to $278.1 million in 1996 as a result of strategic investments in equity securities of other companies and the expenditures on development projects, primarily the Kemess project. The higher cash usage in 1996 reflected the initial acquisition cost of the Kemess project.

The Company continues to assess projected development and capital spending programs in the context of the continuing low gold price and its impact on cash flow. Based on estimates of cash flow from operations and the need to conserve cash to complete construction of the Kemess Mine, as well as to maintain sufficient working capital, the Company announced in May of this year its intent to delay the development and construction schedule on projects other than Kemess. In the second quarter, the Company announced that it was delaying capital expenditures on the Matachewan, Duport, Copperstone and Pamour expansion projects until it had concluded there would be adequate cash flow from operations (principally from the Kemess Mine starting in mid-1998). The Company plans in mid 1998 to update the past feasibility work on these development projects and to prioritize their development.

The Company has recently revised its estimate of the total cost of the Kemess project to approximately $430 million from $390 million. The principal reasons for the increase are the additional stumpage fees payable to the B.C. Government related to the clearing of the power line corridor and additional costs associated with design modifications to the tailings line and the tailings dam.

Construction of the Kemess Mine is proceeding on schedule and is estimated to be approximately 67% complete. The construction workforce comprises approximately 1,000 personnel. Approximately $410 million of the anticipated $430 million capital cost of the project had been committed in the form of purchase orders for equipment and construction contracts, with $295 million being spent at the end of October. The B.C. government had reimbursed the Company approximately $110 million out of an economic assistance package of up to $166 million at the same date. Major services have been installed, and cladding of the mill and service buildings is complete. The mills, flotation cells, piping and electrical services are being installed in the mill building. Clearing of the corridor for the power line and erection of the pylons as well as construction of the tailings pipeline and dam are proceeding on schedule. Preproduction stripping of the open pit commenced in July.

The Company expects to fund the completion of the project from current cash and securities in treasury, investment and economic assistance from the B.C. government, as well as from permitted debt capacity and equipment lease financing.

The Company's revolving line of credit expired on September 30, 1997. The Company is currently in the process of negotiating the terms of another credit facility to replace this revolving line of credit and anticipates that the negotiations will be concluded by the end of the fiscal year.

OUTLOOK

The spot gold price has continued to weaken throughout 1997, from a high of US$370 per ounce on January 1 to a low of US$307 per ounce in mid-November, with a year-to-date average (at the end of September) of US$339 per ounce. In 1995 and 1996, the spot price averaged US$384 and US$388 per ounce, respectively. The average quarterly spot gold price has decreased steadily throughout the year, from US$351 per ounce in the first quarter, to US$343 per ounce in the second quarter, and US$324 per ounce in the third quarter. The Company expects to receive an average realized price of approximately US$400 per ounce in 1997 as a result of its gold hedging program, but thereafter gold sales are not hedged.

Management continues to review the Company's operating strategy at its mines and its capital development program in response to the low gold price, its present high cash cost structure until the Kemess Mine commences production, and its ability to generate cash flow from operations. In response to these factors, the Company closed its Hope Brook and Colomac mines in the third quarter and has deferred development and construction of other projects until the gold price recovers and cash flow is generated from the Kemess Mine. Kemess is scheduled to commence production in April of next year.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits
             27. Financial Data Schedule.

     (b)     Reports on Form 8-K.

             A report on Form 8-K was filed on July 7, 1997, regarding a press release from Royal Oak Mines Inc., announcing the lifting of a road blockade set up by the Tsay Keh Dene Band.

             A report on Form 8-K was filed on August 6, 1997, regarding a press release from Royal Oak Mines Inc., announcing second quarter 1997 results of operations and the closure of Colomac Mine.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROYAL OAK MINES INC.


Date: November 14, 1997     By /s/ Margaret K. Witte
                            ------------------------------
                            Margaret K. Witte
                            President and Chief
                            Executive Officer

Date: November 14, 1997     By /s/ James H. Wood
                            ---------------------------
                            James H. Wood
                            Chief Financial Officer

EXHIBIT INDEX

Exhibit                                       Method of Filing
---------                                     --------------------

27.     Financial Data Schedule               Filed herewith