Form 10-K
period 1997-12-31
ROYAL OAK MINES INC
filed 1998-04-15
CIK 41304

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                          COMMISSION FILE NUMBER 1-4350

                             ROYAL OAK MINES INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -------------------------

           ONTARIO, CANADA                            98-01621
     (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

     C/O ROYAL OAK MINES (USA)                        98033-7314
        5501 LAKEVIEW DRIVE                        (POSTAL/ZIP CODE)
     KIRKLAND, WASHINGTON, U.S.A.
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (425) 822-8992

                            -------------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------         ----------------------------------------
     COMMON SHARES WITHOUT PAR VALUE             AMERICAN STOCK EXCHANGE
                                               THE TORONTO STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 1998, based on the closing price of the shares on the American Stock Exchange, was US$111,057,785.

Common shares outstanding as of March 23, 1998 were 140,865,079, including 1,924,816 shares owned by a wholly-owned subsidiary that may not be voted.

     This Form 10-K has 84 pages; the Exhibit Index is located at page 80.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    INDEX

                                                                         PAGE
                                                                         ----
Glossary - Selected Mining Terms                                           4
Glossary - Selected Financial Terms                                        6

                                    PART I
Item
-----
     1    Business                                                         7
     2    Properties                                                      18
     3    Legal Proceedings                                               33
     4    Submission of Matters to a Vote of Security Holders             35
          Executive Officers of the Registrant                            35

                                    PART II
     5    Market for Registrant's Common Stock and Related Shareholder
          Matters                                                         36
     6    Selected Financial Data                                         38
     7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       39
     8    Financial Statements and Supplementary Data                     49
     9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                       77

                                    PART III*
     10   Directors and Executive Officers of the Registrant              78
     11   Executive Compensation                                          78
     12   Security Ownership of Certain Beneficial Owners and Management  78
     13   Certain Relationships and Related Transactions                  78

                                    PART IV
     14   Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                        78
          Exhibit Index                                                   80


The Registrant will furnish a copy of any exhibit filed as part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Registrant's reasonable expenses for furnishing such an exhibit. Requests should be made to the Vice President, Investor Relations, at the address set forth on the cover page of this report.


--------------
*Part III is incorporated by reference to Registrant's Management Information Circular (Proxy Statement) to be provided by Registrant in connection with the 1998 Annual Meeting of Shareholders which involves the election of directors and which will be filed within 120 days after December 31, 1997, the close of Registrant's 1997 fiscal year.

REPORTING CURRENCY AND FINANCIAL INFORMATION

ALL DOLLAR AMOUNTS STATED HEREIN ARE IN CANADIAN CURRENCY, UNLESS OTHERWISE INDICATED.

The following table sets forth for each of the years indicated the exchange rate of the Canadian dollar into the United States dollar at the end of each such year, the average exchange rate during each such year, the highest rate, and lowest rate during each such year:

                             1997      1996      1995      1994      1993
                            ------    ------    ------    ------    ------
 End of Period Rate(1)      0.7034    0.7301    0.7323    0.7129    0.7544
 Average Rate(2)            0.7222    0.7332    0.7305    0.7321    0.7751
 Highest Rate               0.7489    0.7513    0.7527    0.7632    0.8046
 Lowest Rate                0.6947    0.7235    0.7023    0.7105    0.7439


(1) Noon buying rate in New York City on December 31 for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.
(2) Arithmetic average of the exchange rates on the last day of each month during the year.

On March 24, 1998, the noon buying rate in New York City for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York was C$1.00 equal to US$0.7047.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains references to the future performance, plans and expectations of Royal Oak Mines Inc. ("Royal Oak," the "Registrant," the "Corporation" or the "Company") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on numerous variables and assumptions that are inherently uncertain, including without limitation general economic and competitive conditions and factors more fully described under "Risks and Uncertainties" in "Item 7 - Management's Discussion and Analysis of Financial Condition" and "Results of Operations" and the Company's other Securities and Exchange Commission filings. Among such factors are those relating to the Company's ability to successfully complete development projects within projected capital budgets or to carry on mining operations within projected operating budgets, volatility in the price of gold, copper and other commodities, interest and foreign exchange rates, government regulation and agency action, competing land claims, the accuracy of estimates of ore reserves and mineral inventory. Actual future results or values may be materially more or less favorable than projected. The forward-looking statements in this Annual Report on Form 10-K represent the Company's judgment as of the filing date, and the Company disclaims any intent or obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances. Certain forward-looking statements in this Annual Report on Form 10-K will be identified by a cross-reference to this special note.

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

HYPOGENE - Ores or mineralized material formed by an upward moving enrichment process, typically consisting of disseminations, fracture fillings and quartz veinlets carrying varying amounts of copper and iron sulphides.

METRIC CONVERSION -

     1 acre  =  0.405 hectare
     1 foot  =  30.48 centimeters
     1 mile  =  1.609 kilometers
     1 ton  =  0.907 tonne
     1 troy ounce  =  31.103 grams
     1 ounce per ton  =  34.285 grams per tonne

MILL - A plant where ore is ground fine and undergoes physical or chemical treatment to extract or upgrade the valuable metals.

MINEABLE ORE RESERVES - Ore reserves which include allowances for dilution in mining and take into account losses which are likely to occur in mining. All ore reserves reported by the Company are mineable ore reserves.

MINERAL DEPOSIT - A deposit of mineralization which may or may not be ore, the determination of which requires a comprehensive feasibility study.

MINERAL INVENTORY - Proven ore reserves plus probable ore reserves plus mineralized material.

MINERALIZATION - Rock containing minerals or metals of economic interest.

MINERALIZED MATERIAL - A natural aggregate of one or more minerals which either is not sufficiently delineated as to size, tonnage and grade or, even if so delineated, cannot be economically extracted at the time of the reserve determination at the stated economic conditions and, accordingly, cannot be classified as mineable ore reserves.

OPT - Ounces per ton.

ORE - Mineralization that can be mined at a profit under the stated economic conditions.

OREBODY - A mineral deposit that can be mined at a profit under existing economic conditions.

ORE RESERVES - The tonnage and grade of an economically and legally extractable orebody.

OXIDE ORE - Ore subjected to weathering and oxidation of primary minerals.

PORPHYRY - An igneous rock in which a number of mineral crystals are conspicuously much larger than the majority of the crystals which make up the rock. These large crystals are often of the mineral feldspar. Porphyry copper and gold deposits are mineral deposits hosted in large intrusive igneous bodies made up of porphyritic rock. These deposits usually contain very fine dissemination of minerals containing gold and copper.

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

STRIP RATIO OR STRIPPING RATIO - The ratio of waste tons mined to ore tons mined.

SULPHIDE ORE - Mineralization where the metal content is combined with sulphur.

SULPHIDES - Compounds of sulphur with other metallic elements.

SUPERGENE - Ores or mineralized material formed by secondary enrichment of hypogene mineralization typically overlying the hypogene zone.

TAILINGS - The material that remains after all metals considered economic have been removed from ore during milling.

TAILINGS POND - Containment area used to deposit tailings from milling.

TONS - Short tons.  Two thousand pounds.

TPD - Tons per day.

                   GLOSSARY - SELECTED FINANCIAL TERMS

CASH COST PER OUNCE - Includes all site operating expenses, but excludes royalties, marketing, capital and exploration expenditures, depreciation, post-closure restoration accruals, finance and corporate administrative expenses; divided by ounces produced. Cash costs has the same meaning, except not on a unit production basis.

CASHFLOW - A measure of the fiscal strength of a business. The net of the inflow and outflow of cash during an accounting period. Does not include depreciation, amortization, or other items that do not involve an actual cash outlay.

CONTANGO - Contango on gold is the positive difference between the spot market gold price and the forward market gold price. It is often expressed as an interest rate and is the difference between inter-bank deposit rates and gold lending rates.

FORWARD SELLING - An agreement to sell a certain quantity of future production at a set future date at a predetermined price.

GOLD REVENUE PER OUNCE - Total revenues received from gold sales, divided by the number of ounces sold. Gold revenues are the result of spot sales and gold derivative transactions.

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

                                   PART I

ITEM 1 - BUSINESS

The Company is a major North American gold mining company that has produced in excess of 50 million ounces of gold over a 60-year period. In 1997, the Company owned and operated five producing gold mines. The Company is planning to commence production at its new Kemess gold-copper mine located in British Columbia in approximately May 1998. The Company has several projects (Matachewan, Copperstone, Duport, Red Mountain and the Pamour expansion) at various stages of development. Work on these projects was postponed in 1997 due to low gold prices and the need to conserve cash to complete construction of the Company's South Kemess project. The Company has extensive land positions in Canada covering approximately 617,000 acres, as well as over 7,000 acres in the United States and 238,000 acres in Fiji, which provide it with the opportunity to expand its reserves through focused exploration and development. As of and for the fiscal year ended December 31, 1997, the Company had approximately 7.0 million ounces of gold in mineable ore reserves and produced 351,349 ounces of gold.

In 1997, the Company's five producing gold mines consisted of the Colomac and Giant Mines in the Northwest Territories, the Pamour and Nighthawk Mines in Ontario, and the Hope Brook Mine in Newfoundland. In September 1997, the Company closed the Hope Brook Mine after depletion of ore reserves, and in December 1997 the Company closed the Colomac Mine, after processing stockpiled ore, for economic reasons. Both facilities are currently on care and maintenance. Through acquisitions, exploration and the implementation of more advanced and efficient mining methods, the Company has increased its annual production from 194,952 ounces of gold in 1991 to 351,349 ounces of gold in 1997, with record gold production of 389,203 ounces recorded in 1996. The Company conducts a focused exploration program to develop additional mineable ore reserves in close proximity to its existing mines in order to maximize the utilization of its processing facilities and to increase processing efficiencies. As of December 31, 1997, the Company reported approximately 7.0 million ounces of gold in mineable ore reserves, net of reserve additions through exploration and gold production for the fiscal year. The reduction of approximately 2.9 million ounces, or 29%, from the 9.9 million ounces reported at year-end 1996, primarily reflects the estimation of ore reserves at a gold price of C$495 per ounce (US$350 per ounce) at December 31, 1997 compared to C$527 per ounce (US$390 per ounce) at the end of 1996.

The Company's principal executive offices are located at 5501 Lakeview Drive, Kirkland, Washington 98033-7314. Its telephone number is (425) 822-8992 and its fax number is (425) 822-3552. Its internet address is http://www.royal-oak-mines.com.

CORPORATE STRUCTURE AT MARCH 23, 1998

Royal Oak Mines Inc.                                                    Parent
10502 Newfoundland Ltd.                                                 Wholly-owned
934962 Ontario Inc.                                                     Wholly-owned
Arctic Precious Metals, Inc., doing business as Royal Oak Mines (USA)
  and its wholly-owned subsidiary, Oz Investments, Inc.                 Wholly-owned
Beaverhouse Resources Limited                                           Wholly-owned
Consolidated Professor Mines Limited                                    Wholly-owned
Royal Oak Hope Brook Ltd.                                               Wholly-owned
Royal Oak Timmins Ltd.                                                  Wholly-owned
Royal Oak Yellowknife Ltd.                                              Wholly-owned
Witteck Development Inc.                                                Wholly-owned
Ronnoco Gold Mines Limited                                              89% owned
Northbelt Yellowknife Gold Mines Ltd.                                   72% owned
Royal Eagle Exploration Inc. and its wholly-owned subsidiary, First
  Eagle Holdings, Inc.                                                  60% owned

In addition, the Company has certain strategic investments (see "Strategic Investments", page 8).

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

Since 1993, the Company has acquired the following properties and interests:

- the Colomac Mine in the Northwest Territories (and an existing royalty interest) from Neptune Resources Corp. (1993);
- a controlling interest in Kemess Mines Inc. (formerly Geddes Resources Limited) from Neptune Resources Corp. (1993) which was amalgamated with the Company on December 29, 1997;
- an option in respect of the Kim/Cass property in the Northwest Territories from Echo Bay Mines Ltd., Comaplex Minerals Corp. and Petromet Resources Limited (1994);
-    the Red Mountain property in British Columbia from Barrick Gold Corporation
     (1995);
- the Nicholas Lake gold property in the Northwest Territories from Athabaska Gold Resources Ltd. (1995);
- an 89.4% interest in Ronnoco Gold Mines Limited, thereby providing the Company with a land position on the Nighthawk Lake Break in Ontario (1995-
     6);
-    a leasehold interest in the Copperstone property located in Arizona (1995);
- all of the outstanding shares of Geddes, El Condor Resources Ltd. and St. Philips Resources Inc., thereby acquiring the Kemess property in British Columbia (1996), the later two of which were dissolved on December 16, 1997;
- all of the outstanding shares of Consolidated Professor Mines Limited, thereby acquiring the Duport property in Ontario (1996);
- the Cape Ray gold property in Newfoundland from American Gem Corporation and the net smelter return royalty on the property from Homestake Canada Inc. (1996); and
-    the Namosi mineral licenses in Fiji (1997).

STRATEGIC INVESTMENTS

ASIA MINERALS CORP.

In November 1993, the Company formed a strategic alliance with Asia Minerals Corp. ("Asia Minerals") to identify and acquire gold mining properties in China. The Company purchased an initial 32% interest for $2 million. In 1996, the Company increased its interest in Asia Minerals to 44.2% by exercising options and by purchasing $2.8 million of additional equity. At December 31, 1997, the Company's interest in Asia Minerals was 44.1%.

Asia Minerals primary business activity has been mineral exploration in China. In December 1995, Asia Minerals signed a joint venture contract (the "Joint Venture Contract") to acquire a 50% interest in the Yingezhuang gold mine located in Shandong Province, China. The Chinese partner is Zhaoyuan City Gold Corp. The Joint Venture Contract required the approval of the Chinese Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") which was granted in August 1997. Subsequently, in October 1997, the State Administration for Industry and Commerce issued a business license to the joint venture.

In January 1998, Asia Minerals announced its intent to terminate the Yingezhuang gold mining joint venture asserting that its joint venture partner had breached a number of general principles, provisions and performance requirements of the Joint Venture Contract. Asia Minerals concluded that the expansion of the Yingezhuang gold mine would not be commercially viable for technical, economic and management reasons as a result of its partner's non-compliance with the contract. In March 1998, Asia Minerals announced that it was terminating all production activity in China and closing its Beijing office.

In March 1997, Asia Minerals executed an option agreement with the OMNI Mines Development group to earn a 90% interest in the Aurora property located in the Sierra Madre mountains on the island of Luzon in the Philippines. The property consists of one approved exploration permit and seven exploration permit applications covering a total area of approximately 55,000 hectares. The geology of the property is highly prospective for epithermal gold, porphyry copper-gold and polymetallic massive sulphide style mineralization. Asia Minerals carried out an exploration program on the Aurora property in 1997.
In February 1998, Asia Minerals terminated the option agreement and wrote off all pre-operating and exploration costs incurred as of December 31, 1997.

HIGHWOOD RESOURCES LTD.

In March 1996, Mountain Minerals Co. Ltd. ("Mountain Minerals") completed the purchase of Conwest Exploration Company Limited's 34.7% interest in Highwood Resources Ltd. ("Highwood") for $3.4 million. In August 1996, through a Plan of Arrangement, Highwood acquired all of the outstanding shares of Mountain Minerals. The companies combined and continued under the name of Highwood Resources Ltd. The industrial minerals activities continue under the trade names of Mountain Minerals and Limeco Products. The Company currently has a 38.6% interest in Highwood.

Mountain Minerals produces and markets industrial minerals including barite, silica, limestone and gypsum products, and zeolites. In 1997, production of barite and silica increased compared to those in 1996. The Chinese barite plant is operating satisfactorily and supplies high brightness barite filler and extender products to Asian markets. Highwood continues to attempt to develop new markets in order to utilize the plant's full production capacity. Limestone production decreased while gypsum production increased slightly in 1997 compared to 1996. Although commercial zeolite production increased in 1997, it remained at relatively low levels. Revenue of $15 million in 1997 increased approximately 21% from 1996 while cash flow from operations of $1.4 million decreased from $2.1 million in the prior year. Operating income increased 110% in 1997 to approximately $863,000 compared to approximately $410,000 in 1996.

The Company is advised that Highwood is continuing its development plans for its Thor Lake beryllium property located in the Northwest Territories on which approximately $12.5 million has been expended. Underground and surface exploration, metallurgical testwork, and a feasibility study in the late 1980's established a mineral inventory of approximately 500,000 tons grading 1% beryllium oxide and outlined a process technology for recovery of a marketable beryllium product. The feasibility study is in the process of being updated to take into account recent developments in the beryllium and specialty metals industry. Surface bulk samples have been taken for further metallurgical testwork and market development studies. In 1997, Highwood filed an application for a required water license that would allow for the extraction of a bulk sample from the property. The application is currently undergoing regulatory review which Highwood anticipates will be completed in 1998. However, there can be no assurance that Highwood will be able to develop mineral deposits of sufficient quality and/or quantity to be mined profitably. See "Special Note Regarding Forward-Looking Statements."

Highwood has also pursued certain interests in China, including a joint venture barite plant in Guiyang, and has entered into a strategic joint venture with an administrative branch of the Chinese provincial government regulating mining and geological matters. The Company is advised that Highwood is aggressively looking for other business opportunities that would represent strategic growth and expansion of its current industrial minerals business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In 1997, the Company operated in one dominant industry segment, gold mining, carried out in Canada in the Northwest Territories and the Provinces of Ontario and Newfoundland.

REVIEW OF OPERATIONS

GOLD PRODUCTION IN 1997

The Company produced 351,349 ounces of gold in 1997, a decrease of 10% from the record 389,203 ounces produced in 1996. Gold production in 1997 included 61,128 ounces of recovered silver (compared to 53,995 ounces in 1996) expressed as 699 ounces of gold equivalent (compared to 723 ounces in 1996). Silver production at the Kemess South Mine is expected to average approximately 375,000 ounces per year over the life of the mine. See "Special Note Regarding Forward-Looking Statements."

Copper production in 1997 was 1,050,421 pounds in concentrates, 507,734 pounds, or 33%, less than the 1,558,155 pounds produced in 1996. The concentrate was shipped from the Hope Brook Mine to a smelter for processing. Revenue from the sale of the concentrate is credited to mine site cash costs.

In 1997, average cash costs decreased by 4% to US$330 per ounce from US$343 per ounce in 1996.

On a per-ton of ore milled basis, production costs decreased from C$31.50 per ton in 1996 to C$30.59 per ton in 1997, a decrease of 3%.

PRODUCTION, RESERVES AND COST DATA

                                                   1997           1996           1995           1994           1993
                                                   ----           ----           ----           ----           ----
PRODUCTION:
Ore milled (tons)                             5,248,102      5,772,771      5,556,450      3,992,472      2,892,891
Recovered gold and equivalent (oz)              351,349        389,203        371,151        318,171        276,320

TOTAL MINERAL INVENTORY:
Mineable ore reserves(oz gold)                7,016,000      9,875,000      9,263,000      2,516,000      2,682,000
Mineralized material (oz gold)               12,500,000      7,384,000      6,303,000      3,969,000      2,327,000
Total mineral inventory (oz gold)            19,516,000     17,259,000     15,566,000      6,485,000      5,009,000

Costs:
Operating cost/ton milled(C$/ton)                 30.59          31.50          32.79          39.17          38.27
Cash cost (US$/oz)                                  330            343            358            311            311
Depreciation and amortization (US$/oz)               43             45             29             22             14

                            NORTHWEST TERRITORIES DIVISION

COLOMAC MINE

PRODUCTION, RESERVES AND COST DATA

                                                   1997           1996           1995           1994           1993
                                                   ----           ----           ----           ----           ----
Production:
Ore milled (tons)                             2,906,081      3,013,156      2,725,388        985,091             --
Head grade (oz/ton)                               0.044          0.046          0.047          0.047             --
Recovery (%)                                      85.43          87.30          92.34          87.10             --
Recovered gold & equivalent (oz)                108,678        122,416        117,646         40,568             --

Total Mineral Inventory:
Mineable ore reserves(oz gold)                       --        261,000        711,000        694,000        709,000
Mineralized material (oz gold)                  283,000        237,000        260,000        467,000        179,000
Total mineral inventory (oz gold)               283,000        498,000        971,000      1,161,000        888,000

Costs:
Operating cost/ton milled (C$/ton)                18.34          20.51          22.72             --             --
Cash cost (US$/oz)                                  354            370            383             --             --
Depreciation and amortization (US$/oz)               49             66             46             --             --

---------------------
Note: In 1994, revenue from production at the Colomac Mine was netted against start-up costs and deferred as pre-production expenses.

At the Colomac Mine gold production decreased by 11% in 1997 to 108,678 ounces from 122,416 ounces in 1996. Mill throughput in 1997 was 4% below the level in 1996. The overall grade of 0.044 opt gold was 4% below the grade of 0.046 opt in 1996. Mill recovery in 1997 was 85.43% compared to 87.30% in 1996, a decrease of 2%.

The Colomac mine tailings impoundment facility continued to operate in 1997 as a "zero discharge" facility. The total volume of fresh water consumed for all industrial purposes at the Colomac mine site has been reduced by approximately 75% since 1994 through increased use of recycled water from the tailings impoundment.

Although the Company completed an all-weather road between Colomac and the Kim/Cass pits in 1996, it abandoned planned mining of the Kim pit due to high lake water that encroached inside the ultimate pit limit. Because of these environmental concerns and because of the closure of the Colomac Mine, the Kim/Cass pits have not been included in mineable reserves.

The Company expended approximately $1.9 million in exploration expenditures at Colomac and its surrounding properties in 1997. The program included drill-testing for mineralization amenable to underground mining. Drill results included a best intersection of 0.353 opt per 132 feet. The Company is currently looking for a joint venture partner to assist in development of the deposit.

In September 1997, the Company discontinued mining operations at the Colomac Mine because of depletion of economic ore reserves. The Colomac Mine was closed in December 1997 after processing stockpiled ore and has been placed on care and maintenance.

GIANT MINE

PRODUCTION, RESERVES AND COST DATA

                                                   1997           1996           1995           1994           1993
                                                   ----           ----           ----           ----           ----
Production:
Ore milled (tons)                               389,443        367,421        410,966        430,238        413,098
Head grade (oz/ton)                               0.270          0.262          0.254          0.264          0.264
Recovery (%)                                      87.35          86.46          86.73          86.95          85.86
Recovered gold and equivalent (oz)               91,805         83,385         91,423        101,176         92,948

Total Mineral Inventory:*
Mineable ore reserves(oz gold)                  332,000        702,000        826,000        763,000        840,000
Mineralized material (oz gold)                1,572,000      1,324,000      1,317,000      1,313,000      1,331,000
Total mineral inventory (oz gold)             1,904,000      2,026,000      2,143,000      2,076,000      2,171,000

Costs:
Operating cost/ton milled (C$/ton)                99.25         110.34         100.59          92.71          95.86
Cash cost (US$/oz)                                  304            357            329            289            330
Depreciation and amortization (US$/oz)               16             14             10             11              9

*1995, 1996 and 1997 reserves include Nicholas Lake.

The Giant Mine has been in production since 1948 and has produced more than 7.6 million ounces of gold.

In 1997, gold production increased by 10% to 91,805 ounces from the 83,385 ounces of gold produced in 1996. In 1997, mill throughput increased by 6% from 367,421 tons in 1996 to 389,443 tons. Gold recovery was 87.35% in 1997, similar to recovery of 86.46% in 1996.

Throughout 1996 and 1997, major programs focused on accessing the higher grade Supercrest, Lower B, LAW and C Zones. The new 1500 Level tram reached its targeted capacity by the end of 1996 when higher grade ore from the Supercrest area became available on a consistent basis. In 1997, these higher-grade development headings increased the average mill head grade.

Cash costs of US$304 per ounce of gold were 15% lower than US$357 per ounce reported in 1996. On a per ton of ore basis, the operating cost of C$99.25 per ton was 10% lower than in 1996. See "Special Note Regarding Forward-Looking Statements." Due to the high cost of electric power (approximately 12 cents/kWh), the Company is reviewing alternatives for generating power at the mine.

The effluent treatment plant at Giant operated in substantial compliance with the mine's water use license. The Company's Water Use License expires in 1998 and the permitting process for renewal commenced in the second quarter of 1997.

Production in 1998 is forecast at approximately 94,000 ounces of gold at an estimated cash cost of US$276 per ounce of gold. See "Special Note Regarding Forward-Looking Statements."

                                ONTARIO DIVISION

PRODUCTION, RESERVES AND COST DATA

                                                   1997           1996           1995           1994           1993
                                                   ----           ----           ----           ----           ----
Production:
Ore milled (tons)                             1,365,851      1,381,665      1,329,846      1,350,007      1,330,722
Head grade (oz/ton)                               0.086          0.086          0.067          0.069          0.072
Recovery (%)                                      86.70          87.60          90.20          89.20          89.60
Recovered gold and equivalent (oz)              101,613        104,577         80,120         85,755         87,346

Total Mineral Inventory:*
Mineable ore reserves (oz gold)               2,292,000      3,993,000      2,656,000        716,000        386,000
Mineralized material (oz gold)                3,361,000      3,278,000      1,885,000      1,712,000        506,000
Total mineral inventory (oz gold)             5,653,000      7,271,000      4,541,000      2,428,000        892,000

Costs:
Operating cost/ton milled (C$/ton)                32.06          30.06          30.29          28.34          26.25
Cash cost (US$/oz)                                  311            291            368            327            310
Depreciation and amortization (US$/oz)               82             53             20             37             20

*Reserves include the Pamour Mine, the Nighthawk Mine, Matachewan, Nighthawk
Lake properties, and Duport project.

The Pamour Mine is located approximately 15 miles east of the City of Timmins, Ontario and has been in production for over 60 years since operations commenced in 1936. During this period the mine has produced more than four million ounces of gold. Total gold production from the Company's properties in the Timmins gold camp exceeds 43 million ounces.

The 4,000 tpd capacity mill at the Pamour Mine processes ore from an underground mine, two open pits, the adjacent Hoyle underground mine and the Nighthawk underground mine.

In 1997, gold production at the Pamour Mine mill was 101,613 ounces, a decrease of 3% from 104,577 ounces produced in 1996. Production from the Pamour Mine and the Hoyle underground operations accounted for 48,348 ounces, and the Pamour Mine open pits for 18,302 ounces. The Nighthawk Mine produced 34,963 ounces of gold.

In 1997, 1,365,851 tons of ore were milled, 1% less than the record throughput of 1,381,665 tons in 1996. In 1997, mill head grade was 0.086 opt gold, substantially unchanged from 1996. Gold recovery of 86.70% was 1% lower than the recovery of 87.60% recorded in 1996.

In 1997, cash costs increased by 7% to US$311 per ounce of gold from US$291 per ounce in the previous year. The operating cost of C$32.06 per ton of ore milled was 7% higher than the C$30.06 reported in 1996.

In 1998, production at the Pamour Mine is budgeted at approximately 101,275 ounces of gold at an estimated cash cost of US$269 per ounce. See "Special Note Regarding Forward-Looking Statements."

NIGHTHAWK

The Nighthawk Mine is located 10 miles from the Pamour Mine mill which processes ore from the Nighthawk Mine. The mine was operated between 1924 and 1927 and produced 99,628 tons of ore grading an average of 0.32 opt of gold. The Company developed the Nighthawk Mine, placing it into production in September 1995.
Full production of 750 tpd was attained in May 1996. In 1997, the Nighthawk Mine produced 34,963 ounces of gold from 334,568 tons of ore.

The Company plans ultimately to extend the ramp to 750 feet below surface. Mining methods for this underground mine are primarily longhole open stoping, with 50 feet between sublevels.

The three principal ore zones, the Main Zone, 1 Zone and 4 Zone, have been developed on the upper levels with the largest tonnage of ore being mined in the Main Zone. The Ramp Zone, located 500 feet along strike from the Main Zone, has been drilled to establish continuity within the zone and to explore the potential between the Ramp Zone and the Main Zone.

At the end of 1997, the mineral inventory at the Nighthawk Mine was 972,000 tons grading 0.136 opt of gold.

PAMOUR EXPANSION

At the Pamour Mine, low grade mineralization surrounds the higher grade bulk stopes and has been drilled to examine the potential for large scale open pit mining.

The results of recent drilling programs have been included in a geological database which contains data from over 60 years of exploration, development and production. Drilling has outlined over 1,093,000 ounces of gold in open pit reserves with further potential still to be tested to depth and along strike. See "Special Note Regarding Forward-Looking Statements."

Preliminary studies indicate that there is sufficient geological potential for open pit ore, when supplemented with ore from the Hallnor, Pamour, Nighthawk and Ronnoco properties, to justify construction of a new 15,000 tpd mill. A feasibility study has been carried out to optimize the design of 60 Pit and to determine the most economic production scheduling of underground and open pit mining at the Company's Timmins operations.

In 1996, the initial phases of development commenced as drilling continued on 60 Pit. Computerized modeling, mine planning, environmental baseline studies, preliminary engineering and pre-stripping of the pit also commenced in 1996. Ore from 60 Pit and the other sources is not economic at current gold prices. Due to low gold prices and the need to conserve cash to complete construction of the Company's Kemess South project, further work on the Pamour expansion was postponed in 1997.

                                 NEWFOUNDLAND DIVISION
HOPE BROOK MINE

PRODUCTION, RESERVES AND COST DATA

                                                   1997           1996           1995           1994           1993
                                                   ----           ----           ----           ----           ----
Production:
Ore milled (tons)                               586,727      1,010,529      1,090,250      1,227,136      1,149,071
Head grade (oz/ton)                               0.087          0.087          0.090          0.089          0.101
Recovery (%)                                      84.10          89.83          84.43          82.10          82.48
Recovered gold and equivalent (oz)               49,253         78,825         81,962         90,672         96,026

Total Mineral Inventory:
Mineable ore reserves (oz gold)                      --         63,000        215,000        343,000        746,000
Mineralized material (oz gold)                       --        104,000        399,000        477,000        311,000
Total mineral inventory (oz gold)                    --        167,000        614,000        820,000      1,057,000

Costs:
Operating cost/ton milled (C$/ton)                42.23          37.58          35.35          32.30          31.48
Cash cost (US$/oz)                                  363            353            343            320            292
Depreciation and amortization (US$/oz)                0             37             32             23             13

The Hope Brook Mine experienced a challenging year as ground control problems affected mining operations. In 1997, gold production was 49,253 ounces, 29,572 ounces less than the 78,825 ounces produced in 1996, reflecting closure of the mine in September after depletion of ore reserves. Mill throughput was 586,727 tons, 42% below the level in 1996.

Mill recovery of 84.10% was 6% below recovery of 89.83% in 1996. Milling operations were temporarily suspended in January and February for economic reasons. During the mill shutdown ore was stockpiled. Mill operations resumed at full capacity for the remainder of the year until closure of operations by supplementing mine feed with stockpiled material.

Cash costs of US$363 per ounce were 3% higher than 1996 costs of US$353 per ounce. Operating costs increased 12% in 1997 to C$42.23 per ton of ore milled from C$37.58 in 1996. This increase in cost reflects both the difficult ground conditions experienced as the year progressed and the impact of grinding harder ore in the mill.

In 1996, the Company purchased the Cape Ray deposit, located 37 miles west of Hope Brook, which contains 500,000 tons grading 0.294 opt gold. The drilling program at Cape Ray during the year was designed to follow up on untested and inadequately tested drill targets and to delineate open pit tonnages on the 51 Zone to supplement feed to the Hope Brook mill. The drilling confirmed earlier indications of high grade material near surface, however the high cost of transporting the ore to Hope Brook rendered the project uneconomic. As a result, the Cape Ray deposit was not included as part of mineable reserves as of December 31, 1996 and instead was classified at that time as mineralized material.

Due to the depletion of ore reserves, the Company closed all operations at the Hope Brook Mine in the third quarter of 1997. The Company plans to relocate substantially all of the components of the facility to the Matachewan site in Ontario at an undetermined future date.

In preparation for closure, reclamation plans for the Hope Brook mine site were updated and expanded in detail. The Hope Brook Mine has been placed on care and maintenance. The Company is currently attempting to sell all of its Newfoundland properties.

FINANCIAL INFORMATION - FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company currently does not carry on any operations for mining and treatment of ore outside of Canada (other than through its investments in Asia Minerals and Highwood). The Company sells its gold production in US dollars that are converted to Canadian dollars, the currency in which the majority of the Company's costs are incurred. The Company reports financial data in Canadian dollars. The Company has United States/Canadian foreign currency derivative contracts in place, the status of which are described in Note 12(d) to the Consolidated Financial Statements.

EXPLORATION

The Company's exploration strategy combines the close focus on satellite deposits adjacent to the existing operations with the acquisition of advanced stage development properties to ensure a steady supply of projects with the potential to maintain long-term growth in gold production.

All exploration activities are managed out of the Kirkland, Washington offices of the Company's wholly-owned U.S. subsidiary, Arctic Precious Metals, Inc. In addition, the Company has an Eastern Canadian office in Timmins, Ontario and Western Canadian offices in Yellowknife, Northwest Territories and Smithers, British Columbia.

Exploration expenditures in 1997, including exploration activities at operating mines, totaled $8.6 million with the primary focus on outlining additional reserves proximate to the Company's mines. Due to low gold prices and the Company's cash position, the exploration budget for 1998 has been reduced to $5.0 million. See "Special Note Regarding Forward-Looking Statements."

MARKETING

The principal product produced at all the divisions is gold bullion dore bars which are shipped to refineries for further refining. Sales of the refined gold are made to various banks and bullion dealers and are based both on previously hedged prices and on spot market prices. The dore bars also contain silver which is separated from the gold in the refining process and the Company is credited with the silver content at spot market rates. In recent years, silver credits have been approximately 55,000 ounces of silver per year. The Company anticipates that this will increase significantly after commencement of production at the Kemess South mine.

U.S. dollar proceeds generated through the sale of gold bullion are converted to Canadian dollars and are based primarily on the exchange rate in effect at the date of conversion.

The Company engages in certain derivative transactions in an attempt to minimize the impact of fluctuations in gold, oil and foreign currency prices. The credit risk related to derivative activities is limited to the unrealized gains on outstanding contracts based on current market prices. The Company has also limited credit risk by dealing with large creditworthy institutions and by limiting credit exposure to each. See Note 12(d) of the Consolidated Financial Statements for the particulars on the Company's derivative activities.

Benchmark prices for gold are generally based on the London gold market quotations. The following is a summary of London afternoon fixing prices (US$ per ounce) for gold bullion for each of the last five years:

                        HIGH               LOW            AVERAGE
                        ----               ---            -------
        1997           $366.55           $283.25          $330.92
        1996            414.80            367.40           387.88
        1995            395.55            372.40           384.07
        1994            395.80            371.35           384.13
        1993            405.60            326.10           359.82

ENVIRONMENTAL

The Canadian mining industry is subject to stringent environmental regulation both at the Federal and Provincial Government level. Government regulation of the industry requires extensive monitoring activities and contingency planning. All phases of the Company's activities are subject to environmental legislation from exploration through mine development, and mine operations through decommissioning and reclamation.

The Company recognizes that it has a responsibility to operate in a manner that minimizes the impact of its mining operations on the environment. To this end, the Company regularly reviews and revises its practices with a view to exceeding regulatory guidelines. In 1994, the Company instituted an Environmental Code of Practice that established principles under which the Company manages the environmental performance of its operations. These principles encompass compliance with all applicable statutory legislation, minimizing risk to the environment, self monitoring of environmental protection management programs, and communicating effectively with governments and the public on environmental protection matters.

In July 1997, the British Columbia Ministry of Environment, Lands and Parks issued a pollution abatement directed to the Company's Kemess South project. The order required the Company to undertake a number of activities to curtail and manage the release of sediment from construction related activities. The Company has cooperated with the British Columbia government and implemented a number of programs intended to achieve compliance with this pollution abatement order. The British Columbia Ministry of Environment, Lands and Parks, in cooperation with the Federal Department of Fisheries and Oceans, are continuing a joint investigation into the release of sediment from this project. To date no other environmental, legal or regulatory actions have been initiated.

In all other respects, the Company believes that all of the Company's operations continue to be in compliance in all material respects with applicable environmental legislation. There were no environmental related legal proceedings pending against the Company in 1997.

Mining and milling operations were suspended at the Company's Hope Brook operation in 1997 with the exhaustion of the known economic ore reserve. All salvageable equipment was removed from the underground workings and the mine is currently being allowed to naturally flood. The mill equipment was cleaned of all process slurry and chemical agents and then mechanically "mothballed". It is the Company's intention to maintain the mill and associated equipment on a care and maintenance basis for subsequent transfer and use at the Company's Matachewan Project in Northern Ontario. A small staff has been retained at the Hope Brook site to keep the plant in a secure condition, maintain the pumping and treatment works associated with the remaining waste rock dump and tailings impoundment, and to carry out the work associated with the ongoing environmental monitoring program.

Based on water quality monitoring and periodic sampling, overflow from the mine's tailings impoundment continues to meet provincial water quality requirements established for the Hope Brook site. The mine's operating Certificate of Approval issued by the Newfoundland Department of Environment and Labor continues to be in force. The Company intends to apply to the Government of Newfoundland and Labrador in 1998 for a two-year extension to the current care and maintenance program.

In 1997, the Pamour Mine and the Nighthawk Mine operated in substantial compliance with all of the terms and conditions of their respective operating Certificates of Approval. These Certificates of Approval were issued by the Ontario Ministry of Environment and Energy and have no fixed expiry term or date.

In 1997, the Giant Mine operated in substantial compliance with all of the terms and conditions of its Water Use License, which expires on April 30, 1998. An application to renew this license was filed with the Northwest Territories Water

Board in 1997. Public hearings on this application took place in early 1998. The Company understands that the Board is currently reviewing and considering the application, including the appropriate terms and conditions to be included in any license renewal.

The government of the Northwest Territories continued its deliberations in 1997 on new regulations under the Environmental Protection Act (Northwest Territories) that would control the amount of permissible sulfur dioxide emissions from the Company's roaster facility at the Giant Mine. The Company has undertaken a cooperative program with the regulators to evaluate the technical feasibility of such emission controls and of the environmental and economic impact of such regulations on the Giant Mine. The Canadian federal government continues to consider new regulations under the Environmental Protection Act (Canada) that would control the amount of permissible airborne arsenic emissions from the Company's roaster facility at the Giant Mine. The Company's Giant roaster facility currently operates in compliance with all existing environmental requirements. The Company cannot estimate at this time when these regulations will be promulgated or what the final format of the regulations will be.

Operations at the Colomac Mine were suspended in 1997 due to the low gold price and the resultant exhaustion of economic open pit ore reserves. The open pit mine has been cleared of all man-made material and a protective rock berm has been installed to prevent inadvertent access. The mill equipment has been cleaned of all slurry and chemical agents and is being mechanically "mothballed". A small staff has been retained at the Colomac site to keep the plant in a secure condition, to operate seepage recycle pumps associated with the tailings impoundment and to carry out the work associated with the ongoing environmental monitoring program.

The Colomac Mine operated in substantial compliance with all of the terms and conditions of its Water Use License in 1997. This Water Use License was issued by the Northwest Territories Water Board and is due to expire in early 1999.
The Company intends to submit an application for renewal of this license in 1998. It is the Company's intention to maintain the Colomac operation on a care and maintenance basis for a minimum of two years while underground ore reserves and potential use of the milling facility to treat nearby deposits are evaluated.

In 1997, the Company expended approximately $778,000 on capital improvements and $2,746,000 on operations and maintenance for environmental matters at its operating mines. The Company anticipates expending similar amounts in 1998 for these matters. The majority of the operating costs incurred are related to effluent treatment plant operation at the Giant Mine and the Hope Brook Mine, environmental monitoring, and increasing the height of tailings pond dykes at the Pamour Mine.

RECLAMATION

Where feasible, reclamation is conducted by the Company concurrently with mining. In general, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site once mining and mineral processing operations are completed as well as by appropriately managing residual waste products. These reclamation activities are conducted in accordance with detailed plans which have been reviewed and, where applicable, approved by the appropriate regulatory agencies. In Ontario, the Northwest Territories and British Columbia, the Company is required to maintain bonds or similar undertakings as security for all or part of the estimated cost of such reclamation and has done so. The Company has completed and filed reclamation plans for all of its active operations. Reclamation plans have also been prepared for most of the Company's inactive sites and reclamation is well advanced at many of these sites. The Company's total estimated cost of reclamation at all active and inactive mining properties is $41,179,000 as set forth in the following table. The Company has accrued $24,682,000 in reclamation and closure costs through December 1997 and will charge the remaining amount to operations, over the remaining lives of its operations, on a unit-of-production basis. As of December 31, 1997, the Company had outstanding bonds and letters of credit for reclamation of $16,127,000 as set forth in the following table. Further, the Company believes that the salvage value of assets at its various mine sites will make a substantial contribution towards the funding of these reclamation costs.

       ESTIMATED RECLAMATION LIABILITY             BONDING  AND LETTERS OF CREDIT IN PLACE
       -------------------------------             ---------------------------------------
    Hope Brook                         $10,107,000
    Pamour                                 652,000
    Nighthawk Lake                         125,000  $     125,000    Letter of Credit
    Hoyle Underground                       88,000
    Matachewan                             215,000        215,000    Letter of Credit
    Giant                                9,437,000        400,000    Surety Bonds
    Colomac                              5,000,000      1,500,000    Surety Bonds
    Nicholas Lake                          200,000         15,000    Letter of Credit
    Kemess                               9,636,000     12,000,000    Treasury Bills
    Kemess Power Line Roads                               150,000    Letters of Credit
    Kemess Highway Permit Security                        100,000    Letter of Credit
    Red Mountain                         3,021,000      1,600,000    Letter of Credit
    Schumacher Site                        840,000
    Concentrate Dump                        68,000
    Delnite Mine Site                      178,000
    Ball Park                               20,000
    Timmins Project (Hollinger)            100,000
    Aunor Mine                              85,000
    Hislop Pit                              50,000
    Coniaurum                              190,000
    Gillies Lake Tailings                  420,000
    Hallnor Mine Site                      190,000
    Broulan Reef Mine Site                 250,000
    Timmins PCB Disposal                   307,000
    Mineral Claims - Brislane Lake, NWT                    22,000    Letter of Credit
                                       -----------    -----------
                     TOTAL             $41,179,000    $16,127,000
                                       -----------    -----------
                                       -----------    -----------

PERMITTING

Permitting of the Company's operating divisions is an ongoing process, and as the Company expands, it regularly amends its existing permits and obtains new permits as required to sustain operations in compliance with the appropriate legislation. The Company believes it has obtained all of the permits and licenses for its current operations.

The Company has obtained all of the approvals, permits and licenses required to complete construction of the Kemess South project in north central British Columbia. The Company has submitted all applications and requested information to obtain all of the approvals, permits and licenses required to commence mining and milling operations in the second quarter of 1998.

The Company has submitted an application under the Canadian Environmental Assessment Act for authorization to commence construction on the Matachewan Project in Northern Ontario and is well advanced in obtaining all of the necessary permits, approvals and licenses required to commence construction on this project when the Company considers financial conditions to be appropriate.

EMPLOYEE RELATIONS

At December 31, 1997, the Company employed 1,039 persons, of which 394 were salaried, 625 were hourly and 20 were temporary.

The Company has collective bargaining relationships with two primary labor unions, the United Steelworkers of America, which represents certain employees at the Colomac, Pamour and Hope Brook mines, and the Canadian Auto Workers which represents certain employees at the Giant Mine.

On November 1, 1996, the Company and the United Steelworkers of America, representing hourly paid labor at the Colomac Mine, signed a three-year collective labor agreement.

On July 1, 1996, the Company and the United Steelworkers of America representing hourly paid labor at the Pamour Mine signed a collective labor agreement covering a three-year period. Prior agreements were for a two-year period.

The collective labor agreement with the United Steelworkers of America at the Hope Brook Mine expires on April 30, 1998.

The collective agreement with the Canadian Auto Workers at the Giant Mine expires on November 15, 2002.

ITEM 2 - PROPERTIES

The Company maintains an office in Kirkland, Washington through its wholly-owned U.S. subsidiary, Arctic Precious Metals, Inc. Mine offices are located in or near Smithers, British Columbia; Yellowknife, Northwest Territories; and Timmins, Ontario.

SUMMARY OF MINEABLE (PROVEN AND PROBABLE) ORE RESERVES

Future production is contingent on available mineable ore reserves. See "Special Note Regarding Forward-Looking Statements." Ore reserves were estimated by the Company at December 31, 1997, using anticipated operating costs and C$495 (US$350) per ounce as the projected price of gold.

  GOLD                                 TONS*         GRADE           OUNCES*
  ----                                (000'S)        (OPT)           (000'S)
                                      -------        -----           -------
  BRITISH COLUMBIA DIVISION
      Kemess                         231,708          0.018           4,171

  NORTHWEST TERRITORIES DIVISION
      Giant Mine                         930          0.357             332

  ONTARIO DIVISION
      Timmins**                       29,289          0.044           1,292
      Matachewan                      10,549          0.058             617
      Duport                           1,008          0.380             383
                                     -------          -----           -----
        Total                         40,846          0.056           2,292
                                     -------          -----           -----

  U.S. DIVISION
      Copperstone                        455          0.486             221
                                     -------          -----           -----
             TOTAL GOLD              273,939          0.026           7,016
                                     -------          -----           -----
                                     -------          -----           -----

     *Rounded to nearest thousand
     **Includes Nighthawk Mine

     COPPER                            TONS          GRADE          POUNDS
     ------                           (000'S)          (%)         (000'S)
                                     -------         -----         -------
  BRITISH COLUMBIA DIVISION
      Kemess                         231,708          0.215         996,346
                                     -------          -----         -------
             TOTAL COPPER            231,708          0.215         996,346
                                     -------          -----         -------
                                     -------          -----         -------

SUMMARY OF MINERALIZED MATERIAL

The following table presents mineralized material by property as of December 31, 1997. Mineralized material is estimated by the Company. This mineralized material has not been included in the mineable ore reserve estimates. Although the Company believes that adequate inspection, sampling and measurement has been done to indicate sufficient tonnage and grade to warrant further exploration or development expenditures, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially mineable orebodies until further drilling, metallurgical work, and other economic and technological feasibility factors based upon such work are resolved.

  GOLD                                  TONS*        GRADE           OUNCES*
  ----                                (000'S)        (OPT)           (000'S)
                                      -------        -----           -------
  BRITISH COLUMBIA DIVISION
      Red Mountain                    13,238          0.074             981
      Kemess                         173,063          0.011           1,918
                                   ---------          -----          ------
        Total                        186,301          0.016           2,899
                                   ---------          -----          ------
  NORTHWEST TERRITORIES DIVISION
      Giant Mine**                     6,770          0.232           1,572
      Colomac***                       4,556          0.062             283
                                   ---------          -----          ------
        Total                         11,326          0.164           1,855
                                   ---------          -----          ------
  ONTARIO DIVISION
      Timmins****                     50,549          0.048           2,435
      Matachewan                       6,244          0.097             604
      Duport                           1,007          0.320             322
                                   ---------          -----          ------
        Total                         57,800          0.058           3,361
                                   ---------          -----          ------

  UNITED STATES DIVISION
      Copperstone                      2,208          0.174             385

  INTERNATIONAL DIVISION
      Fiji - Namosi                1,046,864          0.004           4,000
                                   ---------          -----          ------
             TOTAL GOLD            1,304,499          0.010          12,500
                                   ---------          -----          ------
                                   ---------          -----          ------

     *Rounded to nearest thousand
     **Includes Nicholas Lake
     ***Includes Kim/Cass
     ****Includes Nighthawk Mine

     COPPER                            TONS          GRADE          POUNDS
     ------                           (000'S)          (%)         (000'S)
                                     -------         -----         -------
  BRITISH COLUMBIA DIVISION
      Kemess                         173,063          0.180         623,026

  INTERNATIONAL DIVISION
      Fiji - Namosi                1,046,864          0.430       9,068,550
                                   ---------          -----       ---------
             TOTAL COPPER          1,219,927          0.397       9,691,576
                                   ---------          -----       ---------
                                   ---------          -----       ---------

For details concerning the total cost of property, plant and equipment at each of the sites, see Note 4 to the Consolidated Financial Statements.

                            BRITISH COLUMBIA DIVISION
KEMESS SOUTH

BACKGROUND

The Kemess South project is located 182 miles northwest of Mackenzie, British Columbia, and to the east of Thutade Lake. Currently, access to the area is by air from Smithers or Prince George to the airstrip on site (a 5,225 foot gravel strip), and from the south by an all-weather private road from Fort St. James or Mackenzie.

In May 1993, the Company acquired 39% of Geddes Resources Limited ("Geddes"), a company whose only significant asset was a 100% interest in a block of mineral claims located in the vicinity of Windy Craggy mountain in northwestern British Columbia. In June 1993, the British Columbia provincial government announced that it would permanently protect, as a provincial park, the region which included Windy Craggy, and would provide compensation for holders of mineral claims in the area.
Subsequently, in December 1994, the United Nations Educational, Scientific and Cultural Organization (UNESCO) designated the Tatshenshini-Alsek
Provincial Park, which includes Windy Craggy, a World Heritage site.

In May 1995, the British Columbia provincial government commenced active negotiations with senior officers of Geddes pertaining to compensation respecting Windy Craggy. In order to facilitate such negotiations, the Company indicated to the British Columbia provincial government a willingness to purchase the Kemess and Red Mountain properties and to develop these properties, provided appropriate project support and investment arrangements were provided by the British Columbia provincial government.

In January 1996, the Company completed the acquisition of Geddes, El Condor Resources Ltd. ("El Condor") and St. Philips Resources Inc. ("St. Philips").
The remaining outstanding shares of Geddes were acquired for shares of the Company and cash with a total acquisition cost of $40.9 million; the outstanding shares of El Condor were acquired for shares of the Company and cash valued at $110.6 million; and the outstanding shares of St. Philips were acquired for $38.6 million in cash. El Condor and St. Philips owned the Kemess South property and El Condor owned the Kemess North property. These properties were owned by Kemess Mines Inc. (formerly Geddes Resources Limited) until its amalgamation with the Company on December 29, 1997. Although the Company will continue to evaluate the potential of the Kemess North property, there is presently no plan to develop this property until mining and milling operations are underway on the Kemess South property.

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

TIMETABLE FOR DEVELOPMENT

Construction of the Kemess South project commenced in July 1996 and by mid-March 1998 was approximately 92% complete. Production is currently scheduled to commence in May 1998.

The engineering of the processing facilities, which commenced in November 1995, was completed in February of 1997. Teshmont Consultants Inc. of Winnipeg has managed construction of the power line and Knight Piesold Ltd. has designed the tailings dam.

COMPENSATION, FINANCIAL ASSISTANCE AND INVESTMENT

The Company currently estimates that its total capital costs for the Kemess South project will be approximately $470 million plus the land acquisition cost of $202 million. The Company estimates that as of March 28, 1998, the Kemess South project was approximately 92% complete. For a discussion of the Company's current financial condition and cash position, see "Liquidity and Capital Resources" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II herein.

The project development has been partially facilitated by approximately $166 million of economic assistance, investment and compensation from the British Columbia provincial government as described below, of which approximately $154 million has been provided to date. The Company is not obligated to repay the British Columbia provincial government any of such amounts. Section 25 of the Financial Administration Act (British Columbia) provides that, notwithstanding the commitment to pay, any payment of money by the British Columbia provincial government pursuant to an agreement is subject to (i) an appropriation being available for that agreement in the year in which the payment falls due and (ii) the Treasury Board not having controlled or limited expenditure under any such appropriation.

The compensation, financial assistance and investment of up to $166 million to be provided by the British Columbia provincial government consist of the following components described below:

  (i) Compensation - $29 million payable over two years. On April 15, 1996, the Company's wholly-owned subsidiary, Kemess Mines Inc., received the first of two equal compensation payments of $14.5 million. The final payment was made in April 1997.

  (ii) Royalty interest investment - $50 million to develop on and off-site mine infrastructure for the Kemess South project. The Company will pay the British Columbia provincial government a royalty of 4.8% on the value of all copper extracted and processed from the Kemess South project.

  (iii) Power line installation - $49 million payable over three years to cover the cost of constructing a 380 kilometre power line from the Kennedy substation to the Kemess South project site together with related equipment. The Company is evaluating alternate sources to supply the power. The power line will be owned and operated by the Company for at least 20 years.

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

The compensation, financial assistance and investment outlined above are documented in a formal written agreement that was signed in June 1997.

OWNERSHIP

The Kemess South property consists of 189 staked mineral claims and a mineral lease in two distinct groups that cover approximately 66,530 acres. The Kemess South property was owned by El Condor and St. Philips, and the Kemess North property was owned by El Condor. The property was transferred to Kemess Mines Inc. pursuant to the winding up of El Condor and St. Philips. Kemess Mines Inc. and the Company amalgamated on December 29, 1997. The Company will pay the British Columbia provincial government a royalty of 4.8% on the value of all copper extracted and processed from the Kemess South project. In addition, there are two royalty agreements that affect a small number of claims. At December 31, 1997, the net book value of the Kemess mine properties and property, plant and equipment was approximately $202 million and $318 million, respectively.

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

MINING AND MILLING

The development plan contemplates that the deposit will be mined at an average rate of approximately 107,000 tpd at an estimated cost of $1.73 per ton of ore. Milling at the rate of approximately 50,000 tpd is projected to cost approximately $1.98 per ton of ore. At this mining rate, the life of the project is estimated to be approximately 16 years. See "Special Note Regarding Forward-Looking Statements".

ORE RESERVES

Ore reserves for the Kemess South project were calculated by the Company in February 1997 and revised for December 1997 to reflect changes in gold and copper prices. Reserves for this property are estimated at 232 million tons of ore averaging 0.018 opt of gold and 0.215% copper. These reserve estimates contain allowances for mining losses and dilution, but not for losses in milling. Net smelter return calculations were carried out on mineralization at Kemess South in order to determine the value that would be returned from mining and processing. These estimates included all transportation, smelter and refining charges. The prices of gold and copper used in the above feasibility studies were US$350 per ounce and US$0.95 per pound, respectively, with an exchange rate of US$0.70/Cdn$1.00.

RED MOUNTAIN

BACKGROUND

The Red Mountain project area is located in the Coastal Mountain Range, 11 miles east of the seaport of Stewart, in northwestern British Columbia. Currently, access to the property is by helicopter from Stewart, however, a road has been constructed to a potential portal site in Bitter Creek adjacent to the ore zone but at a lower elevation.

OWNERSHIP

The property consists of 132 staked mining claims that cover 85,267 acres. The Company acquired 100% of the Red Mountain property from Barrick Gold for one dollar and the obligation to spend $3 million on the property. The Company assumed all past environmental liabilities, estimated at $3.0 million, as part of this purchase. The Company expended $8.0 million on a surface and underground development program which was completed in late 1996, thereby fulfilling its expenditure obligation. Further development of the project has been postponed due to low gold prices. The prior owner is entitled to receive a 1% net smelter return royalty on all production from a portion of the property, and on production over 1.85 million ounces of gold, an additional $10.00 per ounce of gold is payable. In addition, the Company is required to pay a 2.5% net smelter return royalty to a third party.

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

An extensive surface and underground drilling program was completed in 1996.
The drilling showed that the JW Zone was truncated to the north by faulting or folding. However, drilling intersected Red Mountain type mineralization closer to the valley floor within a zone now called the SF Zone situated 1,000 feet below and 1,000 feet due north of the JW Zone. The short field season prevented sufficient drilling to fully define the SF Zone's extent and grade. No site work was undertaken in 1997. All permits have been maintained in good standing and routine environmental sampling was carried out.

MINING AND MILLING

It is estimated that over US$30 million was spent by former owners of this property, Lac Minerals and Barrick Gold, between 1991 and 1994 outlining and developing the Marc, AV and JW Zones, which included 300,000 feet of drilling. These zones remain open down-plunge and the exploration potential for the area north of the deposit is deemed by the Company to be excellent.

The Red Mountain deposit requires significant further exploration, ore reserve, and development work before production can commence.

ORE RESERVES

800,000 ounces of gold grading 0.262 opt gold previously reported in the mineable category for the Red Mountain project have been reclassified as mineralized material and are no longer included as part of mineable ore reserves.

                       NORTHWEST TERRITORIES DIVISION

COLOMAC MINE

SELECTED OPERATING DATA


                                                                       YEARS ENDED DECEMBER 31
                                                ----------------------------------------------------------------
                                                  1997           1996           1995           1994        1993
                                                -------        -------        -------         -----       ------
Tons of ore milled (000's)                      2,906.1        3,013.2        2,725.4         *985.1         --
Average grade of ore milled
  (oz of gold per ton or "opt")                   0.044          0.046          0.047          0.047         --
Production of gold - ozs                        108,678        122,416        117,646         40,568         --
Employees at period end                              51            222            194            258         --
Cash cost per ounce (US)**                         $354           $370           $383             --         --

* Mine reopened.
**In 1994 revenue from production at Colomac was netted against start-up costs and the difference was deferred as pre-production costs.


BACKGROUND

The Colomac Mine, which is located approximately 137 miles northwest of Yellowknife in the vicinity of Indin Lake, was acquired in April 1993 from Neptune Resources Corp. ("Neptune") after having been shut down in June 1991. Stripping operations at the Colomac Mine recommenced in March 1993, and the first gold production was realized in July 1994. Operations at the Colomac Mine were suspended in December 1997 and clean-up operations are currently underway in preparation for placing the facilities on care and maintenance. The property is accessible by winter road from Yellowknife for approximately three months each year and on a year round basis by chartered aircraft to a 5,000 foot airstrip at the mine site.

OWNERSHIP

The Company is currently seeking to option or joint venture the Colomac property which contains approximately 100 square miles of mineral rights and includes the more advanced areas detailed below. The Colomac property is comprised of 4 mining leases and 3 surface leases which cover approximately 3,400 acres. In 1993, the Company acquired the Colomac Mine and surrounding properties in exchange for the Company's Common Shares valued at $7,875,000. In a simultaneous transaction, the Company acquired the gross production royalty on the Colomac property in exchange for the Company's Common Shares valued at $4,000,000. The Company holds a 100% interest in the leases. The mining leases are subject to an operating royalty payable to Neptune, when the average price of gold for a calendar year exceeds US$400 per ounce. Amounts payable are $1.0 million or $2.0 million annually depending on the average price of gold. No amount has been payable under this royalty to date. Obligations under this agreement expire after five years of production. The net book value of the Colomac property, plant and equipment was approximately $11.9 million as of December 31, 1997.

The Kim/Cass property consists of 12 leased mining claims covering approximately 15,310 acres and is accessible from Colomac by an all-weather road that was constructed in 1996.

In 1994, the Company entered into an agreement with Echo Bay Mines Ltd. ("Echo Bay") as operator of a joint venture pursuant to which the Company was granted an option to acquire a 100% interest in the Kim/Cass property, exclusive of diamond rights, if the Company placed the property into production within four years. Subsequently, a dispute arose as to whether other members of the joint venture had consented to the option agreement. The Company believes it has resolved the matter by reaching agreement with Echo Bay, to be set forth in a final written agreement, by which Echo Bay will transfer its 75% interest in the Kim/Cass property, exclusive of diamond rights, to the Company in consideration of the Company's $1 million in expenditures made on the property, subject to sliding scale net smelter return royalty based on the price of gold.

MILLING AND MINING FACILITIES

The Colomac Mine is designed to use conventional open pit mining techniques.
The mill, built in 1989, is a conventional 9,300 tpd CIP circuit with historical recoveries of approximately 88%. The mill circuitry was modified, including installation of a pebble crusher bypass in 1996, to overcome operating difficulties and to facilitate the processing of 10,000 tpd of ore. The plant and equipment are generally in good to excellent condition. The power for this property is diesel-generated on site.

GEOLOGY

The Colomac orebody is hosted within a large quartz feldspar porphyry sill of the Pre-Cambrian age. It was later tilted into a vertically dipping orientation and has been named the Colomac Dyke. This intrusion was fractured and recemented by quartz veinlets containing free gold and pyrite. The Colomac Dyke averages 120 feet wide in the Zone 2.0 pit. It has a strike length of approximately 7 miles. The Main Zone occurs within a package of steeply dipping mafic pillowed volcanics. The gold occurs associated with enriched areas of sulphides. The Kim/Cass zone occurs within a steeply dipping mafic intrusive body. Gold occurs associated with swarms of quartz veinlets containing minor amounts of sulphides.

ORE RESERVES

Due to the suspension of operations in 1997, no portion of the Colomac dyke is included as part of mineable reserves. Similarly, none of the Kim/Cass property is included as part of mineable reserves and instead has been reclassified to the mineralized material category.

GIANT MINE

SELECTED OPERATING DATA

                                                                       YEARS ENDED DECEMBER 31
                                                 ------------------------------------------------------------------
                                                  1997           1996           1995           1994           1993
                                                 ------         ------         ------        -------         ------
Tons of ore milled (000 's)                       389.4          367.4          411.0          430.2          413.1
Avg grade of ore milled (opt)                     0.270          0.262          0.254          0.264          0.264
Production of gold - ozs                         91,805         83,385         91,423        101,176         92,948
Employees at period end                             270            340            339            351            332
Cash cost per ounce (US)                           $304           $357           $329           $289           $330

BACKGROUND

The Giant Mine, located approximately three miles north of Yellowknife, has been in continuous production since 1948. The Ingraham Trail, a paved all-weather highway from Yellowknife passes through the center of the property. Mining is conducted underground and the ore is processed with an on-site mill. Since the commissioning of the mill in 1948, the Giant Mine has produced in excess of 7.6 million ounces of gold.

In 1996 the Company completed rehabilitation of the infrastructure which accesses the Supercrest orebody and large scale mining of this orebody is currently taking place to supplement the ore from the main Giant orebody. The higher grade mineable ore from Supercrest averages 0.387 opt gold in situ compared to 0.301 ounces of gold per ton at Giant. The net book value of the Giant Mine property, plant and equipment was approximately $57.2 million as of December 31, 1997.

The Nicholas Lake property, which was acquired in 1995 from Athabaska Gold Resources Ltd., is located 60 miles north of Yellowknife. It can be accessed by chartered aircraft from Yellowknife or by winter road. See "Special Note Regarding Forward Looking Statements."

OWNERSHIP

The Company owns 100% interest in the Giant Mine property, consisting of 32 mining leases covering 3,050 acres and one surface lease covering 2,243 acres.

The Company purchased 100% interest in the Nicholas Lake property in 1995 from Athabaska Gold Resources Ltd., for $3.8 million. The Nicholas Lake property is subject to a 1% net smelter return production royalty and a $10,000 per year minimum advance royalty.

MILLING AND MINING FACILITIES

The Giant Mine operates as an underground mine with access provided by two large service raises, five declines and the "C" shaft, which is the principal operating opening for hoisting, extending to a depth of 2,124 feet. Mining is by conventional underground mining techniques such as cut and fill. The mine is mechanized with jumbo drills and 3-1/2 yard scooptrams. The mill at the Giant Mine is a 1,100 tpd milling and refining complex. The mine and mill operate on a seven day a week schedule. The power source for this property is Northwest Territories Power Corp. Power costs have increased significantly in the last several years and the Company is investigating alternative sources of providing power.

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

The main infrastructure of the Giant Mine has been in place since 1946. An Edwards Hearth roaster was constructed in 1948 and a fluid bed roaster was added in 1950. In the mid-1950's, a two-stage fluid bed roaster was added along with a roaster gas cleaning plant. In the early 1980's, a new effluent treatment plant was added, and in 1992 to 1994, the mill's flotation cells were replaced. The Company's fluid bed roaster currently operates in compliance with all existing legislation and regulations. The Giant Mine's plant and equipment are generally in good condition.

GEOLOGY

The Giant Mine is in the Yellowknife Greenstone belt, a package of Precambrian basic volcanic rocks. Orebodies are hosted in shear zones within the greenstones. Individual orebodies are veins, quartz lenses, or silicified areas within the shear. Gold is associated with fine-grained arsenopyrite.

The Nicholas Lake deposit is a series of narrow, steeply dipping quartz veins containing gold, arsenopyrite and other sulphides. These veins occur within a granitic intrusive body.

ORE RESERVES

As of December 31, 1997, the Giant Mine had mineable ore reserves (proven and probable) of approximately 930,000 tons grading 0.357 ounces of gold per ton. Cutoff grades are determined for each type of ore based on current mining costs and a gold price of $495 (US$350) per ounce. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

Material previously reported in the mineable reserve category for Nicholas Lake has been reclassified as mineralized material and is not included as part of mineable reserves.

REGULATIONS

Operations at both the Colomac and Giant mines are governed by Federal and Territorial statutes, ordinances and regulations. Included under Northwest Territorial jurisdiction are the Apprentices and Tradesmen Regulations, the Boiler and Pressure Vessel Regulations, Business License Fire Regulations, Explosive Use Regulations, Fire Prevention Act, Labour Standards Ordinance, the Northwest Territories Mining Safety Act, Workers Compensation Act, Public Health Ordinance, Emergency Measures Act and Environmental Protection Ordinance. Under Federal jurisdiction are the Clean Air Act, the Fisheries Act, Northwest Territories Waters Act, Territorial Lands Act, Transportation of Dangerous Goods Act and the Canada Mining Regulations. Failure to comply may result in cease work orders and/or fines. The Company believes it is complying with the foregoing statutes and regulations where applicable and has not been the recipient of any orders or directions in the past year other than in the ordinary course of business.

                                  ONTARIO DIVISION

TIMMINS OPERATIONS

SELECTED OPERATING DATA - ONTARIO DIVISION

                                                                         YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------------------
                                                  1997           1996           1995           1994           1993
                                                -------        -------        -------        -------        -------
Tons of ore milled (000's)                      1,365.9        1,381.7        1,329.8        1,350.0        1,330.7
Avg grade of ore milled (opt)                     0.086          0.086          0.067          0.069          0.072
Production of gold - ozs                        101,613        104,577         80,120         85,755         87,346
Employees at period end                             330            451            476            417            400
Cash cost per ounce (US)                           $311           $291           $368           $327           $310

BACKGROUND

The Pamour Mine consists of two underground (Pamour and Hoyle) and two open pit mining operations. The Pamour Mine is located approximately 15 miles east of the City of Timmins, Ontario, and has been in production since 1936. Both the Pamour and Hoyle properties are transected by Highway 101. Since the commissioning of the mill in 1936, the Pamour Mine has produced in excess of 4.1 million ounces of gold. The net book value of the Company's property, plant and equipment in the Timmins operations which includes 31,878 acres of exploration land, including those associated with the Pamour, Hoyle and Nighthawk properties, was approximately $81.9 million as of December 31, 1997.

OWNERSHIP

The Pamour property consists of 38 patented mining claims, 3 staked claims and one License of Occupation. Together, the property covers approximately 1,651 acres of mining rights and 1,575 acres of surface rights. Directly adjacent to the Pamour Mine is the Hoyle property that is comprised of 37 patented mining claims and 4 leased claims covering approximately 1,608 acres. The Company has a renewable 10-year lease on that portion of the Hoyle property lying south of the Timiskaming Unconformity where current mining operations are conducted. The lease terms include the payment of a minimum annual rent of $100,000 which is credited against a production royalty being the higher of $0.75 per ton or a 2% net smelter return. In order to renew the lease, which expires in 1999, for a further 10-year term, the Company must spend $1.0 million on exploration and mine one million tons of ore. Both conditions have been satisfied and as a result the Company is entitled to an automatic renewal of the lease. The Company has earned a 51% interest in the portion of the Hoyle property north of the Timiskaming Unconformity, which is not currently in production.

MINING AND MILLING

The Pamour Mine currently operates both open pit and underground mining operations. The underground operations currently produce approximately 1,500 tpd of ore, while the open pit operations produce approximately 1,500 tpd. The Pamour Mine is comprised of the Pamour No. 1 Underground Mine, surface pits and the Hoyle Mine.

The Pamour No. 1 Underground Mine commenced operations in 1936 as the original Pamour Mine and has operated continuously since. The leased Hoyle Mine extension, which commenced production in April 1990, is the eastern strike extension of the Pamour orebody and is a large resource of bulk mineable conglomerate ore which has been accessed by a decline from surface and by underground drifts from the Pamour shaft. The underground mine currently produces approximately 1,500 tpd through a 3,145 foot deep five-compartment timbered shaft. The Hoyle property has the capacity to produce 50,000 tons per month. The mine is adjacent to the Pamour No. 1 operation and has higher grade ore than present reserves at the Pamour No. 1 Mine.

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

An additional jaw crusher was added to the Pamour Mine in the early 1990's. In 1995, all 25-cycle electrical motors in the mine were replaced due to the change in the power supply from 25 cycles to 60 cycles. Also in 1995, an additional ball mill was installed to increase capacity from 3,600 tpd to 4,000 tpd. The on-site mill at Pamour has the capacity to treat approximately 4,000 tpd. A gold pyrite flotation concentrate is produced from the ore and is treated by a conventional cyanidation process to produce a gold precipitate which is refined into dore. The Pamour Mine plant and equipment are generally in good condition. The power source for this property is Ontario Hydro.

PAMOUR MINE EXPANSION

As a result of its successful exploration program from 1994 to 1996, the Company began developing a significant expansion project at the Pamour property by focusing on developing ore reserves in a low grade halo around mined out stopes at the Pamour property. The current dimensions of the ultimate pit are approximately 6,000 feet long, 2,400 feet wide and 1,000 feet deep. In 1997, preliminary studies of mining and milling operations, together with an environmental study, were conducted. In the fall of 1997, due to low gold prices and the need to conserve cash to complete construction of the Kemess South project, further development of this project was postponed. For additional information see discussion under "Pamour Expansion" contained in "Ontario Division" in "Review of Operations" above.

GEOLOGY

The Pamour Mine is located approximately one mile north of the Destor-Porcupine Fault, an east-northeast to west-southwest striking structure. The majority of the historic gold producing mines in the Porcupine Gold Camp have been located near this structure. On the property, a series of basic volcanic rocks are unconformably overlain by greywackes and a thick conglomerate, known as the Pamour conglomerate. All rocks are of the Precambrian age. Gold occurs in narrow high grade quartz veins in the volcanics and in the sediments. The majority of the gold that has been mined from this property occurs in sheeted sets of quartz veins in the Pamour conglomerate and in the greywackes on either side of it. Gold also occurs in broad irregular zones of quartz veinlets in the volcanic rocks.

ORE RESERVES

As of December 31, 1997, the Pamour Mine had mineable (proven and probable) ore reserves of approximately 26,369,000 tons grading 0.042 opt gold. Estimated mineable ore reserves at this division have decreased this year due to the reclassification of a portion of the open pit reserves to mineralized material as a result of lower gold prices. Cutoff grades are determined for each type of ore based on current mining costs and a gold price of $495 (US$350) per ounce. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

NIGHTHAWK

BACKGROUND

The Nighthawk Mine, which was operated by Porcupine Peninsular Gold Mines Limited between 1924 and 1927, is located east of the Pamour Mine and reopened production in September 1995. Access is via highway, 10 miles from the Pamour Mill.

OWNERSHIP

The Company's land holdings in the Nighthawk Lake area are extensive with approximately 12,797 acres held representing 265 claims. Most of the property is held outright by the Company as staked claims. Other portions are held through various option agreements which also provide for some form of production royalty. The Ronnoco claims on the east peninsula of the lake are held through a subsidiary company, Ronnoco Gold Mines Limited. The current producing deposit, the Nighthawk Mine, is located on the north peninsula of the lake and is subject to a production royalty being the higher of (i) $0.003 times tons mined times dollars per ounce of gold or (ii) 20% of the net profits.

MINING AND MILLING FACILITIES

During the period from 1924 to 1927, the Nighthawk Mine produced 99,628 tons of ore grading 0.32 ounces of gold per ton. Additional exploration was done periodically over the ensuing years. The Company developed the Nighthawk Mine and began production in September 1995. Current production is 900 tpd from the Nighthawk Mine.

The orebody is accessed by a ramp that will ultimately be driven to 750 feet below surface. Mining methods for this underground mine are primarily longhole open stoping, with 50 feet between sublevels. Waste rock will be placed in stopes as delayed backfill. Ore is hauled to surface stockpiles in 30 ton dump trucks. The material is then hauled by truck 10 miles to the Pamour Mill for processing. The mine's equipment is generally in excellent condition. The power source for this property is Ontario Hydro.

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

ORE RESERVES

As of December 31, 1997, the Nighthawk properties had mineable ore reserves (proven and probable) of 2,920,000 tons grading 0.059 ounces of gold per ton. Cutoff grades are determined for each type of ore based on mining costs and a gold price of $495 (US$350) per ounce. Allowances were made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

MATACHEWAN

BACKGROUND

The Matachewan site is located approximately 56 miles southeast of the City of Timmins, Ontario and is accessed directly by Provincial Highway 566. The main area of interest is the site of two former producing mines located west of the Town of Matachewan.

The Matachewan property was mined from 1933 to 1957 by Matachewan Consolidated Mines and Young-Davidson Mines and produced an aggregate of 956,117 ounces of gold grading 0.10 ounces per ton from both underground and open pit sources.

In 1997, the Company conducted a program of dewatering and rehabilitation of the Matachewan Consolidated Mine #3 Shaft to facilitate underground exploration of the existing mine and extensions of the deposit. Extensive design of facilities and infrastructure related to the final mining and milling plant was also undertaken. These activities progressed until August 1997, when due to declining gold prices, the Company placed the project on care and maintenance.

The #3 shaft has been dewatered and rehabilitated to the 1,200-foot level of the 2,450-foot deep shaft. The mine is being maintained in this partially dewatered state until such time as market conditions improve. There is currently no schedule for the resumption of dewatering and exploration activities at the site.

All permits for this advanced exploration phase are being kept in good standing during this period. Federal permits for the production phase are still in the review process under the Canadian Environmental Assessment Act. It is anticipated that this approval will be granted in the spring of 1998, as previously projected.

The development plan envisages a 5,000-tpd milling facility (relocated from the Hope Brook Mine) with annual production in excess of 100,000 ounces.

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

ORE RESERVES

As of December 31, 1997, the Matachewan property had mineable ore reserves (proven and probable) of 10,549,000 tons grading 0.058 opt gold. Cutoff grades are determined for each type of ore based on mining costs and a gold price of $495 (US$350) per ounce. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

DUPORT

BACKGROUND

The Duport property is located on Shoal Lake, 28 miles southwest of the town of Kenora in northwestern Ontario, in the Lake of the Woods District. The development ramp is located on an island and is accessible by barge.

OWNERSHIP

Intermittent exploration of the Duport deposit was carried out by various parties from 1930 to 1950, including underground exploration. In 1973, Consolidated Professor Mines Limited obtained an option on the Duport property and conducted an extensive sampling and drilling program from 1973 to 1974. Subsequently, this option was exercised and Consolidated Professor acquired a 100% interest in this property after amalgamating with Duport Mining Company Limited. The Company completed the acquisition of all of the shares of Consolidated Professor in May 1996 pursuant to a tender offer followed by a compulsory acquisition. There is a royalty payable to Union Carbide Canada Limited ("Union Carbide") equivalent to a 50% net profits interest until recovery of pre-production expenditures, up to a maximum of $2.0 million. Thereafter, Union Carbide will receive a 10% net profits interest until a maximum of $5.0 million in the aggregate has been paid. The Company also has a right, subject to certain terms and conditions, to buy back the royalty upon payment of a certain sum.

MINING AND MILLING FACILITIES

The Duport project is situated in the environmentally sensitive area of Shoal Lake, the source of Winnipeg, Manitoba's residential and commercial water supply. Environmental concerns were raised in 1989 by local cottagers and the City of Winnipeg, after Consolidated Professor announced its plans to advance the project to the permitting stage. The main concern was the perception of potential environmental hazards associated with the processing of the refractory gold ore and the disposal of cyanide treated tailings. During the past six years, impact and sensitivity studies have been conducted by Consolidated Professor related to these concerns. As a result of the Company's purchase, all aspects of mining, ore transport, milling, tailings disposal and site reclamation are being reconsidered with the objective of satisfying all concerned parties. Among other features, the redesigned development plan will involve transporting the ore by truck to the mainland via a year-round ferry to a mill site located 5.2 miles in land, outside of the Shoal Lake watershed. The new design concept effectively addressed every concern brought forth during the consultation process. The Company has completed a fisheries study in the potential tailings area in the Squaw Lake watershed. The Company plans to conduct studies to revise mining and milling concepts as part of a preliminary feasibility study on the Duport project. However, the project has been suspended due to low gold prices.

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

ORE RESERVES

The Duport project has mineable ore reserves (proven and probable) of approximately 1,008,000 tons grading 0.38 opt gold. Cutoff grades are determined for each type of ore based on mining costs and a gold price of $495 (US$350) per ounce. Allowances are made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

REGULATIONS

The Ontario Division is governed by the Ontario Mining Act, Occupational and Health and Safety Act, Environmental Protection Act, Environmental Assessment Act, Ontario Water Resources Act and the Pits and Quarries Act, and all regulations passed thereunder. Failure to comply therewith may result in orders being issued which may require operations to cease or be curtailed or the installation of additional equipment or remedial work to be carried out. The Company may be required to compensate those suffering loss or damage by reason of its mining activities and may be fined if convicted of an offence under any of such statutes. The Company believes it is complying with the foregoing statutes and regulations where applicable and has not been the recipient of any orders or directives other than in the ordinary course of business at its Ontario Division.

                              NEWFOUNDLAND DIVISION

HOPE BROOK MINE

SELECTED OPERATING DATA - NEWFOUNDLAND DIVISION

                                                                        YEARS ENDED DECEMBER 31
                                                 ------------------------------------------------------------------
                                                  1997           1996          1995           1994            1993
                                                 ------        -------        ------         ------         -------
Tons of ore milled (000's)                        586.7        1,010.5        1,090.3        1,227.1        1,149.1
Avg grade of ore milled (opt)                     0.087          0.087          0.090          0.089          0.101
Production of gold - oz.                         49,253         78,825         81,962         90,672         96,026
Employees at period end                               6            281            271            285            283
Cash cost per ounce (US)                           $363           $353           $343           $320           $292

BACKGROUND

The Hope Brook Mine is located approximately 5 miles inland from the southwest coast of Newfoundland, between the towns of Burgeo and Port aux Basques. Reserves and resources were depleted during 1997 which resulted in closure of the mine in September 1997.

OWNERSHIP

For five years, production from the Hope Brook Mine was subject to an operating royalty ranging from $1.3 million to $3.3 million annually in favor of the prior owner when the annual average spot price of gold exceeded US$380 per ounce. In 1996, the year in which the royalty expired, the royalty paid was $1.3 million. The Hope Brook Mine area consists of a 25-year mining lease, surface lease and extended exploration licenses which cover approximately 6,800 acres of mining rights and 490 acres of surface rights. The Company holds a 100% interest in the property, and all mining activities are confined to the mining leases.

MINING AND MILLING

The mine was shut down in 1997 and the Company currently plans to move the mill to Matachewan as increases in gold prices justify. The mill is currently on care and maintenance.

GEOLOGY

Gold mineralization occurs in an alteration zone of pervasive silica, pyrite, and pyrophyllite which is approximately 4 kilometers long and 300 meters wide. The alteration zone exists within a mixed volcanic-sedimentary sequence. The Hope Brook orebody is located in the zone of alteration. Ore covers a strike length of 500 meters and extends from surface to a depth of 400 meters dipping steeply at an angle of seventy-five degrees.

ORE RESERVES

With the suspension of mining operations, the material inventory for the Hope Brook Mine is no longer included as part of mineable reserves.

REGULATIONS

The Newfoundland Division is governed by the Government of Newfoundland and Labrador's Occupational Health and Safety Act, Department of Environment and Lands Act, The Mineral Act, Waste Material Act, the Regulation of Mines Act, and the Government of Canada's Fisheries Act and Environmental Protection Act, and all regulations passed thereunder. Failure to comply therewith can result in cease work orders and/or fines. The Company believes it is complying with the foregoing statutes and regulations where applicable and has not been the recipient of any order or directions in the past year other than in the ordinary course of business.

                           UNITED STATES DIVISION

COPPERSTONE MINE

BACKGROUND

In June 1995, the Company entered into a lease agreement for the Copperstone property. The Copperstone property is located 20 miles north of Quartzsite and 60 miles south of Lake Havasu City in La Paz County, Arizona.

OWNERSHIP

The Copperstone property is held by the Company, under a renewable 10 year lease agreement and consists of 284 unpatented mining claims totaling 5,680 acres and 2 state leases covering 1,338 acres located in La Paz County, Arizona.

The Company is obligated to pay an advance minimum royalty annually of US$30,000 against a minimum 1% gross production royalty, and must spend US$1 million by the year 2000. As of December 31, 1997, the Company had expended approximately US$1.4 million.

MINING AND MILLING

Since late 1995, the Company has drilled in excess of 32,000 feet in 34 dual-purpose RC/Core holes to investigate the continuity and extent of auriferous, north-plunging shoots below the Copperstone pit. The Company believes that excellent potential exists for the discovery of a well-focused, moderate sized, high-grade underground gold deposit. Several multi-ounce gold intercepts, including 2.04 opt gold over a core length of 25 feet have been intersected up to 600 feet north of the Copperstone pit. The mineralization in the D Zone is entirely oxide ore, is hosted in an intensely silicified and brecciated, semi-massive specularite-magnetite altered limestone unit, and appears extremely dense for gold ore.

The contoured grade thickness data suggest a periodicity of north-plunging auriferous shoots spaced about 300 feet apart. A predictable pattern of ore shoot geometry is being used successfully to optimize results in drilling for gold. The Company believes that there is very good potential for the discovery of additional gold-bearing shoots north of the present drill coverage.

Previous drilling by Cyprus Gold Corp. encountered high-grade gold values over significant widths from a parallel structure in the footwall below the pit floor. The intercept includes 0.646 opt gold over a core length of 15 feet and
0.268 opt gold over a core length of 40 feet.

GEOLOGY

Gold mineralization is confined to a moderately dipping, brecciated fault structure that cuts quartz latite welded tuff and limestone units. Potassium metasomatism has affected all of the feldspar-bearing rocks at Copperstone. This is believed to be a consequence of potassium-rich (evaporite) brines circulating downward in half-grabens developed during regional extension by detachment faults. Mineralization is present in the main breccia structure and is accompanied by metasomatic alkali depletion (potassium and sodium loss) and silica, iron, manganese and barium addition. The highest gold values are associated with quartz, specular hematite and chrysocolla.

ORE RESERVES

As of December 31, 1997, the Copperstone project had mineable (proven and probable) of 455,000 tons grading 0.486 ounces of gold per ton. Cutoff grades are determined for each type of ore based on mining costs and a gold price of $495 (US$350) per ounce. Allowances were made in these estimates for dilution and mining losses. Ore reserves do not include allowances for losses in milling.

                             INTERNATIONAL DIVISION
NAMOSI PROJECT

BACKGROUND

The Namosi property comprises 178,000 acres and is located 30 km northwest of Suva, the capital of Fiji.

In April 1997, the Company received consent from the Fijian government for the transfer of Namosi mining tenements SPL 1352 and SPL 1367 from Placer Pacific Namosi Ltd ("Placer"). Following this consent, the Company, through its wholly-owned subsidiary, Arctic Precious Metals, Inc., received certification from the Registrar of Companies to carry out business as a foreign company in Fiji.

OWNERSHIP

Approval of the Namosi licenses was granted in August 1997 and as a result, Arctic Precious Metals, Inc. was granted the right to carry out exploration and related activities on the properties throughout 1998.

MINING AND MILLING

A detailed search for porphyry copper deposits began in 1968 when Australian Anglo American (Fiji) Pty Ltd. acquired the property. Between 1970 and 1990, various consortia conducted various exploration activities. Viti Copper Ltd. managed the project during the prefeasibility stage. Over 164,000 feet of drilling was completed and feasibility studies indicated material grading at 0.43% copper for the two main Waisoi deposits.

From 1986 to 1989, Anglo Pacific Namosi Ltd. and Western Mining Corporation carried out exploration programs aimed at assessing the gold potential at the major prospects and in the vein systems peripheral to the porphyry copper deposits. In 1991, renewed investigations were begun by Placer and included 39 drill holes at Waisoi and 8 holes at Wainabama. Placer conducted a detailed economic study of the Waisoi deposit and concluded that the project required further geological exploration success to achieve viability.

GEOLOGY

The major porphyry copper prospects are at Waisoi, Wainabama, Waivaka Corridor and Wainadoi, and there are a number of polymetallic vein and skarn systems around the periphery. Porphyry-style mineralization is associated with high level intrusion of Wainamala tuffs and Namosi andesites. The main controls on porphyry intrusions are northeast and north northwest trending faults related to regional tectonics. High copper and gold values occur in the cupola region of the stocks and around brecciated, faulted and stockworked haloes.

ORE RESERVES

No portion of the Namosi property is included as part of mineable reserves. The most significant deposit is Waisoi, which is estimated to contain over 1 billion tons grading 0.43% copper and 0.004 opt gold equivalent to approximately 9 billion pounds of contained copper and 4 million ounces of contained gold.

When implemented, a Phase I program will consist of grid work, geological mapping, geophysical surveying, rock and soil sampling and multi-element analysis, dual purpose RC / core drilling and environmental baseline studies.

ITEM 3 - LEGAL PROCEEDINGS

(a)  LEGAL CLAIMS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. No assurance can be given as to the ultimate outcome with respect to such proceedings lawsuits and other claims.
The resolution of such proceedings, lawsuits and other claims could be material to the Company's operating results of any particular period, depending upon the level of income for such period.

MACK LAKE MINING CORP V. GIANT YELLOWKNIFE MINES LIMITED, ET AL, (October 1983, Supreme Court of the Northwest Territories). The Company is one of nine defendants (including the original title holders) in an action alleging title to the Salmita mineral claims, an accounting of profits made, and damages in the sum of $10 million. In the Company's view, the claim is without merit.

FULLOWKA ET AL V. ROYAL OAK MINES INC. ET AL, (September 1994, Supreme Court of the Northwest Territories). On September 18, 1992, nine miners were murdered in an underground explosion at the Company's Giant Mine. A member of the union, which was on strike at the time, was convicted of nine counts of second degree murder. Dependents of the deceased miners have sued the Company and two of its officers and directors, along with 23 other named defendants unrelated to the Company for losses allegedly suffered as a result of the explosion. The claim against the Company and all defendants but one totals approximately $10.8 million plus taxes, interest and costs. The claim against the two officers and directors and all other defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs. The Company's insurers are conducting a vigorous defense of the claim. In the Company's view, the Company's liability insurance coverage will be sufficient to cover any amount for which the Company could be held responsible.

FALCONBRIDGE LIMITED AND WINDY CRAGGY EXPLORATION LIMITED V. KEMESS MINES INC. AND ROYAL OAK MINES INC. ET AL, (June 1996, Supreme Court of British Columbia). Plaintiffs allege breach of contract, good faith and fiduciary duty, and unjust enrichment arising from and related to agreements entered into in 1983 and 1984 between the plaintiffs and Geddes Resources Limited for a 22.5% royalty on the Windy Craggy claims; and the impact on same of the British Columbia government's appropriation of the claims for park purposes in 1993 and its subsequent resolution of Geddes' claim for compensation. The Company is vigorously defending the claim and believes it is without merit.

TSAY KEY DENE AND TAKLA INDIAN BANDS V. KEMESS MINES INC. ET AL, (February 1997, Supreme Court of British Columbia). The plaintiffs are seeking injunctive relief and an order setting aside permits and licenses for the operation of the Kemess mine and its power line, on the basis of the alleged failure on the part of the British Columbia government to adequately consult with the Bands and the alleged bias on the part of the Government in the agreement arising from the settlement of the Windy Craggy claims. (See "Aboriginal Land Claims" below.)

TSAY KEY DENE INDIAN BAND AND GRAND CHIEF V. THE ATTORNEY GENERAL OF CANADA, HER MAJESTY THE QUEEN IN THE RIGHT OF CANADA AND HER MAJESTY THE QUEEN IN THE RIGHT OF B.C. ET AL, (January 1998, Supreme Court of British Columbia). The plaintiff asserts that federal and provincial approval of the Kemess mine constituted an infringement of plaintiff's aboriginal rights and a breach of their fiduciary and constitutional obligations, and is seeking declarations negating the licenses and permits for the Kemess South mine, damages and injunctive relief. Although the Company is not a party to this proceeding, the relief claimed could adversely impact the Kemess South project and as a result the Corporation may seek intervenor status. (See "Aboriginal Land Claims" below.)

TAKLA LAKE INDIAN BAND V. THE ATTORNEY GENERAL OF CANADA, HER MAJESTY THE QUEEN IN THE RIGHT OF B.C. AND ROYAL OAK MINES INC., and CHIEF MICHAEL TEEGEE, ON HIS OWN BEHALF, AND ON BEHALF OF ALL MEMBERS OF THE TAKLA LAKE INDIAN BAND V. THE ATTORNEY GENERAL OF CANADA, HER MAJESTY THE QUEEN IN THE RIGHT OF B.C. AND ROYAL OAK MINES INC., (February 1998, Supreme Court of British Columbia). The plaintiff is seeking injunctive relief, declarations negating the licenses and permits for the Kemess mine, and damages. (See "Aboriginal Land Claims" below.)

The Company intends to vigorously defend its rights in the above three actions with respect to the ownership and operation of the Kemess South mine.

BUILDERS' LIENS AND CLAIMS. The Company has also received notice of and is in the process of responding to builders' liens filed against the Kemess South project and proceedings commenced in the Supreme Court of British Columbia to enforce such liens, arising out of work performed at the Kemess South project by contractors and subcontractors who have provided work and materials to the site. The stated amount of the asserted liens filed against the Kemess South project, not including amounts owing to contractors who have not filed liens, was approximately $47.4 million as of April 6, 1998. These include a proceeding by Golden Hill Ventures Ltd. for $6.15 million plus holdback, commenced September 1997. In addition, one of the liens, filed by Tercon Contractors Ltd. for $5.65 million, is the subject of arbitration (January 1998), the arbitrator found against the Company generally and directed the parties to attempt to agree on the amount owing. Tercon is claiming $6.8 million.

POLLUTION ABATEMENT ORDER. On July 16, 1997, the Company was served with a Pollution Abatement Order by the Province of British Columbia under section 31 of the WASTE MANAGEMENT ACT (B.C.). The basis for the order was the release of total suspended solids into Kemess Creek and associated tributary watercourses asserted to be at potentially deleterious levels. The release related to soil, dust, and mud that entered the creek system during very heavy rains encountered during the earth-moving construction work at the mine site. The Company is cooperating with both the British Columbia and federal ministries since issuance of the order and is in the process of formulating a plan for submission to the ministries dealing with sediment control techniques and structures during the 1998 Spring runoff. A joint government investigation into the sedimentation issue and the likely impact of same on fish in the Kemess creeks began in March 1998.

(b)  LAWS AND REGULATIONS

GENERAL

The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment, the health and safety of its employees and related matters.
These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment, and believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Company has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations.

Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as additional information becomes available.

ABORIGINAL LAND CLAIMS

The Kemess property is impacted by various claims of aboriginal rights, which are the subject of developing case law. On December 11, 1997, the Supreme Court of Canada, in the landmark decision, DELGAMUUKW V. BRITISH COLUMBIA, acknowledged the existence of aboriginal title as a type of aboriginal right and confirmed the fiduciary responsibility of the government to have meaningful consultation with an aboriginal group when their aboriginal rights are affected, which in some cases may require that their consent be obtained. This decision raises the issue of the Crown's right to deal with lands which are the subject of aboriginal rights where it is subsequently found that the consultation was insufficient to discharge the Crown's duty. As aboriginal rights and the requisite consultation are determined on a case by case basis, it is difficult to predict the outcome of any particular litigation. However, reference should be had to the recent case, CHESLATTA CARRIER NATION V
BRITISH COLUMBIA, in which Delgamuuk was considered. In this case, the Chief Justice of the Supreme Court of British Columbia did not enjoin the operation of the Huckleberry Mine, although he found that consultation with respect to a particular issue was deficient. Instead, the Chief Justice required the consultation to take place, which he recognized might result in certain amendments to the certificate of approval for operation of the mine. Proper consultation was required as to future permit applications.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1997.

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


      NAME                                      TITLE                            AGE
      ----                                      -----                            ---
Joseph A. Brand       Controller, since March 1997; Manager of Projects           46
                      Accounting, ARCO Alaska, Inc., May 1996 to March 1997;
                      Corporate Controller, ARCO Coal Australia, January 1994
                      to April 1996; Business Manager, January 1991 to December
                      1993, ARCO Coal Australia.

Ross F. Burns         Vice President, Global Exploration, since March 1997;       54
                      Vice President, Exploration, July 1989 to March 1997.

J. Graham Eacott      Vice President, Investor Relations, since January 1995;     57
                      Manager, Investor Relations, August 1991 to January 1995.

N. Scott Lampe        Treasurer since March 1997; Assistant Treasurer, Maxus      42
                      Energy Corporation, July 1992 to May 1996.

John R. Smrke         Senior Vice President, since July 1993; Vice President,     47
                      Operations, October 1992 to July 1993; Vice President,
                      Human Resources, February 1992 to October 1992; Corporate
                      Director of Human Resources, January 1991 to February
                      1992.

Edmund Szol           Executive Vice President and Chief Operating Officer,       57
                      since May 1997; Vice President, Human Resources, February
                      1995 to May  1997; Vice President, Human Resources, Nerco
                      Inc. (mining operations), April 1990 to February 1995.

Margaret K. Witte     President and Chief Executive Officer, since July 1989.     44

James H. Wood         Chief Financial Officer, since May 1994; Vice President     51
                      Finance, Maclean Hunter Publishing Limited, Dec. 1992 to
                      May 1994; Vice President, Finance and Administration,
                      Kolmar Laboratories, Inc. (custom manufacturer -
                      cosmetics), March 1991 to December 1992.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's Common Shares have been listed on the Toronto and American Stock Exchanges effective July 25, 1991; the principal market now being the American Stock Exchange. The following table sets out the high and the low prices in Canadian dollars of the shares as reported by The Toronto Stock Exchange for board lots, and dividends paid, during the periods indicated:

    PERIOD  THE TORONTO STOCK EXCHANGE     HIGH      LOW    DIVIDENDS
    ------  --------------------------     ----      ---    ---------
     1997           First Quarter          $5.00     $3.77      -0-
                   Second Quarter           4.34      3.00      -0-
                    Third Quarter           3.93      2.25      -0-
                   Fourth Quarter           4.15      1.37      -0-

     1996           First Quarter           7.13      4.95      -0-
                   Second Quarter           6.30      4.95      -0-
                    Third Quarter           5.70      4.85      -0-
                   Fourth Quarter           5.55      4.26      -0-

The following table sets out the high and the low prices in U.S. dollars of the shares as reported by the American Stock Exchange for board lots, and dividends paid, during the periods indicated:

    PERIOD  AMERICAN STOCK EXCHANGE        HIGH      LOW    DIVIDENDS
    ------- -----------------------        ----      ----   ---------
     1997           First Quarter         $3-5/8  $2-13/16      -0-
                   Second Quarter          3-1/8    2-3/16      -0-
                    Third Quarter          2-7/8     1-5/8      -0-
                   Fourth Quarter              3     15/16      -0-

     1996           First Quarter          5 1/8    3 9/16      -0-
                   Second Quarter          4 5/8    3 9/16      -0-
                    Third Quarter          4 1/8     3 1/2      -0-
                   Fourth Quarter         4 1/16    3 1/16      -0-

As of March 23, 1998, the Company's shareholder register indicates that there were 7,407 holders of record of common shares. Of these, 5,748 record holders of common shares holding an aggregate of 114,950,380 common shares, representing approximately 82% of the Company's issued and outstanding common shares, were resident in the United States.

The Company has not paid dividends in the past and currently does not intend to pay dividends in the foreseeable future. The Company will retain cash flow for future exploration, development and acquisitions.

There are no restrictions enforced by Canada or the Province of Ontario, Canada under which the Company is organized, on the export or import of capital which affect the remittance of dividends on the Company's securities.

There are no limitations, either by the laws of the Province of Ontario, Canada under which the Company is organized, or in the charter or other constating documents of the Company on the right of foreigners to hold or vote securities of the Company.

TAXES

The following summary describes the principal Canadian federal income tax considerations generally applicable to a holder of the Company's common shares who, for purposes of the INCOME TAX ACT (Canada) (the "Canadian Tax Act") and the CONVENTION BETWEEN CANADA AND THE UNITED STATES OF AMERICA WITH RESPECT TO TAXES ON INCOME AND ON CAPITAL (the "Convention") and at all relevant times, is resident in the United States and not resident in Canada, deals at arm's length with the Company, holds the Company's common shares as capital property and does not use or hold and is not deemed to use or hold the Company's common shares in or in the course of carrying on business in Canada (a "United
States holder").

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

This summary is of a general nature only and is not intended to be, and should not be interpreted as, legal or tax advice to any prospective purchaser or holder of the Company's common shares and no representation with respect to the Canadian federal income tax consequences to any such prospective purchaser is made. Accordingly, prospective purchasers of the Company's common shares should consult their own tax advisers with respect to their individual circumstances.

DIVIDENDS

Dividends and amounts deemed for purposes of the Canadian Tax Act to be dividends, paid or credited on the Company's common shares to non-residents of Canada will be subject to Canadian withholding tax at the rate of 25% of the gross amount of such dividends. In the case of United States holders, under the Convention, the rate of withholding tax is reduced to 15% of the gross amount of such dividends, unless the holder is a corporation resident in the United States which owns at least 10% of the voting shares of the Company, in which case the withholding tax is levied at the rate of 5% of the gross amount of such dividends paid. Pursuant to the Convention, certain tax exempt entities resident in the United States may be exempt from Canadian withholding taxes levied in respect of dividends received on the Company's common shares.

DISPOSITION OF COMMON SHARES

In general, a United States holder will not be subject to Canadian income tax on capital gains arising on the disposition of the Company's common shares, unless: (i) at any time in the five year period immediately preceding the disposition, not less than 25% of the issued shares of any series or class (including any interest in, option in respect of or right of conversion into such shares) of the capital stock of the Company belonged to the United States holder, to persons with whom the United States holder did not deal at arm's length or to the United States holder and persons with whom the United States holder did not deal at arm's length; and (ii) the United States holder is not entitled to any relief under the Convention. Under the Convention, capital gains arising on the disposition of the Company's common shares by a United States holder will not be subject to Canadian tax provided that the value of the Company's common shares at the time of the disposition is not derived principally from real property (as defined in the Convention) situated in Canada. The Convention defines real property situated in Canada to include rights to explore for or exploit mineral deposits and other natural resources situated in Canada, certain other rights in respect of natural resources situated in Canada and shares of a company the value of whose shares is derived principally from real property situated in Canada.

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

ITEM 6 - SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF RESULTS

PRODUCTION, RESERVES AND COST DATA


                                                 1997           1996           1995           1994           1993
                                             ----------     ----------    -----------     ----------      ---------
PRODUCTION
Ore milled (tons)                             5,248,102      5,772,771      5,556,450      3,992,472      2,892,891
Recovered gold and equivalent (oz.)             351,349        389,203        371,151        318,171        276,320
Cash cost (US$  per ounce)                         $330           $343           $358           $311           $311
Total cost (US$  per ounce)                        $426           $425           $410           $353           $340

RESERVES
GOLD (OUNCES)
Mineable ore                                  7,016,000      9,875,000      9,263,000      2,516,000      2,682,000
Mineralized material                         12,500,000      7,384,000      6,303,000      3,969,000      2,327,000
Total mineral inventory                      19,516,000     17,259,000     15,566,000      6,485,000      5,009,000

COPPER (000'S POUNDS)
Mineable ore                                    996,346        989,843        989,843             --             --
Mineralized material                          9,691,576        623,026        623,026             --             --
Total mineral inventory                      10,687,922      1,612,869      1,612,869             --             --

FINANCIAL RESULTS (C$000'S)
Revenue                                        $191,167       $255,168       $208,311       $162,111       $135,326
Operating income (loss)                         (62,848)        29,541          4,933         12,308         15,135
Net income (loss)                              (135,215)        (5,985)        23,169         22,166         15,623
Cash provided by operating activities            67,251         57,259         31,760         55,979         18,921
Additions to property, plant and
   equipment                                    421,343        146,170         66,018         52,461         26,803

FINANCIAL POSITION (C$000'S)
Cash, cash equivalents and marketable
   securities                                   $10,443       $226,025       $142,381       $178,937        $79,644
Working capital (deficiency)                   (126,859)       240,517        158,841        191,050         81,881
Total assets                                    843,386        821,630        428,963        384,074        217,226
Capital leases (less current)                    19,835          2,448            737          1,037             --
Senior subordinated notes                       250,338        239,680             --             --             --
Shareholders' equity                            316,378        451,366        340,495        302,731        185,362

PER SHARE DATA (C$)
Earnings (loss)                                  $(0.97)        $(0.04)         $0.20          $0.22          $0.19
Cash provided by operating activities            $ 0.48         $ 0.42          $0.27          $0.55          $0.23
Common shares outstanding (year-end)        138,940,263    138,845,263    119,118,714    114,494,747     96,956,213
Weighted average common shares              138,892,346    136,758,106    117,900,306    101,399,347     84,073,179

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 1995 through 1997 should be read in conjunction with the review of operations, financial data, and the Company's Consolidated Financial Statements and accompanying notes included in this report. The Company's Consolidated Financial Statements are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). In all material respects these statements conform to United States generally accepted accounting principles ("U.S. GAAP"), except as described in Note 14 to the Company's Consolidated Financial Statements.

SUMMARY OF FINANCIAL RESULTS

For the year ended December 31, 1997, the Company incurred a net loss of $135.2 million, or 97 cents per share, on revenue of $191.2 million compared with a net loss of $6.0 million, or 4 cents per share, on revenue of $255.2 million in 1996 and net income of $23.2 million, or 20 cents per share, on revenue of $208.3 million in 1995. The 1997 loss was primarily due to an operating loss of $62.8 million, a write-down of $39.7 million for the Colomac Mine assets (see Note 16 to the Consolidated Financial Statements), and a loss on investments in other gold mining companies of $34.1 million (see Note 2(b) to the Consolidated Financial Statements).

The 1997 operating loss of $62.8 million compares to operating income of $29.5 million and $4.9 million in 1996 and 1995, respectively, and is primarily attributable to declines in gold prices, losses on foreign currency and commodity contracts of $46.3 million (see Note 12(d) to the Consolidated Financial Statements), and lower production volumes resulting from the closures of the Hope Brook Mine and the Colomac Mine. To a partial extent, the 1997 operating loss was mitigated by favorable Canadian and United States currency exchange rates and by efforts to reduce operating costs.

In 1997, net cash provided by operating activities increased 17% to $67.3 million, or 48 cents per share, from $57.3 million, or 42 cents per share, in 1996 and $31.8 million, or 27 cents per share, in 1995.

REVENUE

GOLD PRODUCTION

A high proportion of the Company's revenue is derived from gold production. Revenue from gold production is recognized when ore is mined and processed at the on-site milling facility. (See "Revenue Recognition" under Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements.) Changes in revenue from gold production are directly related to changes in the quantity of gold produced and the price received for that production. The price of gold is affected by many factors beyond the Company's control. In an effort to minimize the potential adverse effect of fluctuations in the price of gold, the Company enters into various gold derivative transactions from time to time that include spot deferred contracts, forward sales contracts, and option contracts.

In 1997, revenue, including gains from gold derivative transactions, from production of 351,349 ounces of gold was $191.2 million, a decrease of 25% from the prior year, compared to revenue of $255.2 million from production of 389,203 ounces of gold and revenue of $208.3 million from production of 371,151 ounces of gold in 1996 and 1995, respectively.

The impact of changes in production and in the realized gold price on revenue for the years 1995 through 1997 are summarized as follows (all amounts in millions of Canadian dollars):

                                                      ($  MILLIONS)
     IMPACT ON REVENUE DUE TO:                1997         1996        1995
     -------------------------               ------        ----        ----
     Increased (decreased) production        (24.8)        11.8        52.5
     Increased (decreased) gold prices       (39.2)        35.1        (6.3)
                                             -----         ----        ----
     Incremental revenue from prior year     (64.0)        46.9        46.2
                                             -----         ----        ----
                                             -----         ----        ----

The Company estimates that in 1997 for each US$10 per ounce change in the realized gold price, the Company's revenue changed by approximately $4.9 million.

GOLD DERIVATIVE TRANSACTIONS

In 1997, gains from gold derivative transactions were $33.7 million compared to $51.3 million and $13.3 million in 1996 and 1995, respectively. In 1997, the Company's average realized gold price was US$393 per ounce, a US$62 per ounce premium above the 1997 average spot price of US$331 per ounce, a decrease of 18% from US$481 per ounce realized in 1996 when the premium was US$93 per ounce above the 1996 average spot price of US$388 per ounce. In 1995, the average gold price realized by the Company was US$409 per ounce, a premium of US$25 per ounce above the 1995 average spot price of US$384 per ounce. See Summary of Significant Accounting Policies and Note 12(d) for descriptions of the Company's accounting policy on gold derivative transactions and the status of gold contracts. At December 31, 1997, all of the Company's existing forward contractual arrangements for the delivery of gold had either been fulfilled or closed out, and no new forward contractual arrangements had been entered into.

INTEREST AND OTHER INCOME

In 1997, interest and other income decreased to $3.6 million from $5.7 million and $12.7 million in 1996 and 1995, respectively. (See Note 10 to the Consolidated Financial Statements.) Interest income in 1996 and 1995 reflected higher cash balances compared to prior years due to the issuance of additional equity and debt and to the exercise of warrants. Interest income in 1995 includes $1.3 million of interest received on a refund of 1988 Ontario mining taxes.

Interest income of $4.4 million in 1997 was $1.8 million less than interest income of $6.2 million in 1996, primarily due to declining cash balances during the year resulting from major expenditures on construction of the Kemess South project. 1996 interest income decreased from $10.8 million in 1995, primarily due to cash used in the purchases of El Condor Resources Ltd., St. Philips Resources Inc. and Consolidated Professor Mines Limited. Cash balances increased significantly in August 1996 when the Company issued US$175 million of 11% Senior Subordinated Notes due in 2006. The Company expects to receive minimal interest income in 1998. See "Special Note Regarding Forward-Looking Statements."

In order to provide the Company with maximum liquidity, surplus cash is currently invested in highly liquid, low risk financial instruments with relatively short maturities.

Interest and other income is expected to decline significantly in 1998, and for the foreseeable future the Company anticipates using any excess cash to retire debt.

GAIN (LOSS) ON INVESTMENTS

In 1997, the Company had a loss on investment securities of $34.1 million compared to a gain on investment securities of $2.7 million and $8.3 in 1996 and 1995, respectively. During 1996 and early 1997, the Company made significant strategic equity investments in the common shares of two gold mining companies to establish ownership positions prior to holding discussions with management of those companies regarding a potential acquisition, merger or similar other transaction. When the Company was unable to complete any transaction with either of those companies, the investments were liquidated, in whole or in part, resulting in certain gains and losses. The decline in the price of gold in 1997 had a significant adverse impact on the market value of those common shares so that, during the course of the lengthy discussions with representatives of those companies, the value of those common shares declined, resulting in a significant loss when the shares were sold.

COSTS AND EXPENSES

OPERATING

In 1997, operating costs of $160.5 million were approximately 12% lower than $181.9 million and $182.0 million in 1996 and 1995, respectively, primarily reflecting a decrease in unit cash costs and lower gold production.

Operating costs consist of direct cash costs incurred at the minesites and include the mining and processing costs associated with gold production, but do not include royalties. The most significant of these costs are labor, consumable materials, fuel and utilities, and maintenance of machinery and equipment. At the Colomac Mine and the Hope Brook Mine, personnel transportation and freight costs have also been significant factors. Both mines were closed in the second half of 1997 and placed on care and maintenance.

In 1997, average unit cash operating costs were US$330 per ounce, a 4% decrease from the prior year, compared to US$343 and US$358 per ounce in 1996 and 1995, respectively. These decreases reflect cost-reduction and productivity measures, including workforce reductions, improved productivity and efficiencies, and closure of higher cost facilities in the second half of 1997. See "Review of Operations" contained in Item 1 of Part I.

ROYALTIES AND MARKETING

Combined royalties and marketing expense was $2.0 million, $2.9 million and $2.5 million in 1997, 1996 and 1995, respectively. In 1996 and 1995, the Hope Brook Mine paid an annual royalty of $1.3 million which expired at the end of 1996. Royalties are payable on gold production from the Nighthawk Mine, which commenced production in September 1995, and on gold production from the Hoyle deposit at the Pamour Mine in Timmins. Total royalty expense was $0.8 million, $2.2 million and $1.9 million in 1997, 1996 and 1995, respectively. Marketing expense, which is directly a function of gold production and consists primarily of refining and shipping charges, was $1.2 million, $0.7 million and $0.6 million in 1997, 1996 and 1995, respectively. The 1997 increase in marketing expense was due to increased shipping and transportation costs incurred as a result of the Company's effort to improve cash flow by accelerating gold shipments.

ADMINISTRATIVE AND CORPORATE

In 1997, administrative and corporate expense was $9.6 million, a 3% increase from the prior year, compared to $9.3 million and $8.5 million in 1996 and 1995, respectively. In both 1996 and 1995, salary and benefit costs increased due to staff additions at the corporate office to manage the future growth of the Company. The Company estimates that administrative and corporate expense will be approximately $10.0 million annually over the next several years. See "Special Note Regarding Forward-Looking Statements."

DEPRECIATION AND AMORTIZATION

In 1997, depreciation and amortization expense was $21.3 million (US$44 per ounce of gold) compared to $24.6 million (US$46 per ounce) in 1996, reflecting the write-down of the Colomac Mine and the Hope Brook Mine assets and lower production volumes in 1997. In 1995, depreciation and amortization expense was $13.6 million (US$27 per ounce). Increases in capital assets and deferred mining costs over the past several years, primarily at the Colomac Mine and the Nighthawk Mine, combined with downward adjustments to mining reserves on specific properties, have resulted in increased depreciation and amortization expense compared to prior years. Depreciation and amortization expense is calculated using the unit-of-production method based upon the estimated tons of ore contained in the Company's total mineral inventory. Depreciation and amortization expense is expected to increase to approximately $44.1 million in 1998 as a result of bringing the South Kemess project into production during the second quarter of the year. See "Special Note Regarding Forward-Looking Statements".

RECLAMATION

The Company makes a provision for future reclamation costs on ultimate closure of a mine or abandonment of a property. In 1997, the reclamation provision was $4.1 million compared to $2.7 million in 1996 and $1.3 million in 1995. Reclamation costs at the Company's minesites have become more significant as the Company has expanded its operations and as environmental laws and regulations have become more stringent. Estimated reclamation and site restoration costs are charged against income in accordance with the unit-of-production method based upon the estimated tons of ore contained in total mineral inventory. As of December 31, 1997, the Company had accrued $24.7 million for future reclamation costs.

EXPLORATION AND OTHER

Excluding exploration costs that were capitalized, exploration and other expense was $10.3 million in 1997 compared to $4.7 million and $0.6 million in 1996 and 1995, respectively. The Company significantly increased its expenditures on exploration in 1997 and 1996 in order to increase ore reserves. The decrease in mineable ore reserves at December 31, 1997 primarily reflects the impact of lower gold prices. (See discussion under "Property, Plant and Equipment" of Summary of Significant Accounting Policies to the Consolidated Financial Statements for a description of the Company's policy on accounting for exploration expenditures.) The Company has budgeted approximately $5.0 million in 1998, of which approximately $2.0 million is expected to be expensed. See "Special Note Regarding Forward-Looking Statements."

FOREIGN CURRENCY AND COMMODITY CONTRACTS

In an effort to minimize the potential adverse effect of fluctuations in the exchange rate between U.S. and Canadian currencies and to provide a minimum Canadian dollar conversion rate for gold sales, the Company enters into foreign currency contracts from time to time. These contracts are associated in part with the Company's contractual obligation to deliver future gold production at specified prices in U.S. dollars. (See Notes 6(a) and 12(d) to the Consolidated Financial Statements.) In 1997, the Company recognized a loss on foreign currency contracts of $23.8 million compared to gains of $0.5 million and $5.2 million in 1996 and 1995, respectively. The Company also enters into various types of commodity contracts in an effort to minimize exposure to possible adverse fluctuations in foreign currency exchange rates associated with U.S. dollar-denominated commodity prices. In 1997, the Company recognized a loss on commodity contracts of $22.5 million relating primarily to gold and copper put options issued by the Company.

INTEREST EXPENSE

In August 1996, the Company issued US$175 million of 11% Senior Subordinated Notes maturing in 2006, the proceeds of which were used to finance construction of the Kemess South project and other development projects. (See Note 7 to Consolidated Financial Statements.) In 1997, the Company incurred an interest expense of $26.7 million on these notes. In 1997, the Company also capitalized $22.9 million of interest related to funding of development projects compared to $5.4 million of capitalized interest in 1996. The Company estimates that in 1998 it will incur interest expense on these notes of approximately $27.5 million of which approximately $14.6 million will be capitalized. In January 1998, the Company issued Senior Secured Debentures of $19.5 million and US$30.7 million maturing in January 2003. The Company estimates that interest expense on these debentures will be approximately $7.5 million in 1998. The Company is currently in the process of arranging additional financing of US$120 million for the purpose of retiring the Senior Secured Debentures and bringing the Kemess mine into production. (See Note 1 to Consolidated Financial Statements.) The Company estimates that the new financing, if successfully completed, will increase the Company's interest expense on senior secured indebtedness in 1998 from $7.5 million to approximately $16.0 million and increase total estimated interest expense to approximately $43.5 million. (See Note 19(a) to Consolidated Financial Statements.) See "Special Note Regarding Forward-Looking Statements."

CLOSURE COSTS AND WRITE-DOWN OF RESOURCE PROPERTIES AND OTHER ASSETS

In 1997, the Company wrote-down assets by $39.7 million related to the closure of the Colomac Mine. In 1996, the Company wrote down assets and recognized closure costs of $37.6 million primarily related to the Hope Brook Mine and the Colomac Mine. In 1995, the Company wrote-down mine assets by $0.9 million.
(See Note 16 to the Consolidated Financial Statements.) To the extent economically feasible, the Company intends to dismantle the remaining Hope Brook Mine assets at a future date and relocate the equipment to its Matachewan project in Ontario.

INCOME TAXES

In 1997, the Company reassessed its income and mining tax liabilities for prior tax years and accordingly recognized a combined reduction in current and deferred tax liabilities of $4.8 million compared to income tax expense of $0.9 million and $1.5 million in 1996 and 1995, respectively. The Company currently has tax deductions available of approximately $600 million, including earned depletion and mining exploration depletion, that may be used to reduce taxes that would otherwise be payable in connection with the filing of future tax returns. The ability of the Company to utilize these deductions may depend upon the future profitability of the Company, and because of past reorganizations undertaken by the Company, utilization of some of these tax deductions may be restricted. The Company does not expect to pay significant cash income taxes or mining taxes in Canada for the next two years. However, the Company is subject to capital taxes and minimum taxes in certain Canadian jurisdictions. Although any income earned by the Company in the U.S. would be taxable, U.S. taxes in 1998 are not expected to be material. (See Notes 9 and 14(d) to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

A significant decline in gold prices occurred in 1997, from a high of US$366 per ounce at the beginning of the year to a low of US$283 per ounce in early December. The progressive decline in the gold price during the year adversely impacted the Company's operating cash flow and ultimately contributed to the closure of two of the Company's five operating mines in September (the Hope Brook Mine) and December (the Colomac Mine).

In addition, the Company recognized a loss of $34.1 million on the sale of investments in two gold mining companies as described above. The Company also recognized, as described above, a loss of $24.3 million on foreign currency and commodity derivative contracts in 1997, due in part to falling gold prices and a weakening Canadian dollar during the year, when parties to a number of these derivative contracts declined to allow these contracts to be rolled forward. Instead, the Company was required to close out these contracts and make substantial cash payments to settle amounts currently owing. Capital expenditures for the ongoing construction of the Kemess South project also peaked in 1997, and by September the Company recognized that there was an impending liquidity problem and that significant additional cash would be required. Taken together, all of these factors contributed to a severe depletion of cash and cash sources and resulted in a substantial increase in accounts payable to contractors and suppliers furnishing services and equipment for the Kemess South project. Commencing in 1997 and continuing through 1998, the Company has taken a number of actions to conserve its cash resources, including cost reductions, postponement of development projects, and other actions intended to improve cash flow at its active operations.

As a result of the above-mentioned factors, the Company had a working capital deficiency of $126.9 million and approximately $97.6 million as of December 31, 1997 and February 28, 1998, respectively, primarily due to accounts payable of $123.6 million and $60.5 million, respectively. Working capital was $240.5 million at year-end 1996, of which cash, cash equivalents, and marketable securities were $226.0 million. The reduction in working capital of $367.4 million between 1997 and 1996 reflects the use of cash for construction of the Kemess South project and reductions in gold inventory of $18.9 million and warehouse inventory of $21.8 million due to the closure of the Hope Brook Mine and the Colomac Mine. Working capital in 1996 reflects the net result of new debt and equity issuances during the year. The current ratio was 0.34:1 at December 31, 1997 compared to 4.31:1 as of December 31, 1996. The Company anticipates that working capital will begin increasing in 1998 after the Company concludes the startup phase of the Kemess South project and begins to produce positive cash flow from operations. See "Special Note Regarding Forward-Looking Statements." As of February 28, 1998, the Company's cash, cash equivalents, and marketable securities were approximately $80,000.

In September 1997, the Company recognized that it would be necessary to raise additional funds to allow for the completion and start-up of the Kemess South mine. With the assistance of one of the Company's investment bankers, numerous financial institutions were approached and, ultimately, the Company issued approximately $19.5 million and US$30.7 million in Senior Secured Debentures on January 27, 1998. Unfortunately, the protracted discussions with these lenders and their requirement that the Company obtain prior approval from the holders of the Company's Senior Subordinated Notes delayed the closing of the transaction by more than six weeks. This delay occurred at a critical time in the construction schedule for the Kemess South project and the Company was unable to meet certain payment commitments it had made to its key contractors. A number of those contractors chose to stop work and would not return to the project on the same terms and conditions as had previously been in effect.

The Company was concerned about the impact that this delay, interruption of work, and revised contract terms would have on both the scheduled start-up date and the total cost of the Kemess South project. The Company conducted a complete review and revised the cost-to-complete forecast for the Kemess South project in early February 1998. As a result of this review, it became apparent that the project cost would be overrun by approximately 10%, or $40 million, from the previously-estimated project cost of approximately $430 million.

After the Company became aware that the January 1998 financing would not be sufficient to allow it to complete the Kemess South project, it retained investment bankers to advise the Company as to the best courses of action to be taken in seeking additional capital required to complete the Kemess South project. Some of the alternatives that were investigated and considered included the sale of other mining assets and properties, mergers with other mining companies, sale of royalties on the Kemess South project, issuance of additional equity, and refinancing of the existing Senior Secured Debentures.

Due to depressed gold prices, offers or other expressions of potential interest that were received for the purchase of certain of the Company's key properties were, in the Company's opinion, too low. The Company therefore concluded that these potential sales would not be in the best interests of the Company and its shareholders. Similarly, no viable royalty sale or merger opportunities was identified, and it appeared that the equity capital markets had little or no interest in an offering of the size required to complete the Kemess South project, in part due to continuing low gold prices.

After pursuing and considering these various alternatives, the Company was able to identify a potential source of funds, and on March 25, 1988, entered into a nonbinding agreement by execution of a term sheet outlining the terms of a transaction by which the Company would obtain US$120 million of additional debt financing, the purpose of which would be to refinance the Senior Secured Debentures and complete and begin operation of the Kemess South project. The Company anticipates that the financing will be in the form of senior secured notes. However, the closing is subject to execution of a final agreement and other matters, and there can be no assurance that this financing effort will be successful. The Company believes that if successful this additional financing will resolve the current liquidity problem and allow the Company to meet its cash obligations for at least the remainder of 1998.

SOURCES, USES AND CHANGES OF CASH

The Company's sources, uses, and changes of cash comparing 1997, 1996 and 1995 are summarized as follows (all amounts in millions of Canadian dollars):


      SOURCES OF CASH
      1997
        Operating activities                                $  67.3
        Capital lease obligation                               19.4
        British Columbia government assistance                131.8
        Long-term investments/other                             8.3
                                                            -------
          Total                                             $ 226.8
                                                            -------
                                                            -------
    1996                                                    $ 465.2
                                                            -------
    1995                                                    $  49.4

    USES OF CASH
    1997
      Reclamation and other deposits                        $  14.3
      Capital expenditures                                    421.3
      Investments/other                                         6.8
                                                            -------
          Total                                             $ 442.4
                                                            -------
                                                            -------
    1996                                                    $ 381.6
    1995                                                    $  86.0

    INCREASE (DECREASE) IN CASH AND MARKETABLE SECURITIES
    1997                                                    $(215.6)
    1996                                                    $  83.6
    1995                                                    $ (36.6)

OPERATING ACTIVITIES

In 1997, net cash provided by operating activities was $67.3 million, an increase of 17% from the prior year, compared to $57.3 million and $31.8 million in 1996 and 1995, respectively. In 1997, operating cash flow consisted primarily of cash losses from operations of $35.4 million and offsetting increases in cash resulting from net increases in working capital of $102.7 million. In contrast to the two preceding years, 1997 cash losses from operations were primarily attributed to losses on foreign currency and commodity contracts of $22.0 million, declining gold prices, and lower production volumes. Cash increases from working capital changes were primarily the result of reductions in gold and stores inventories associated with the closure of the Hope Brook Mine and the Colomac Mine and of a significant increase in trade payables. (See Note 13 to Notes to Consolidated Financial Statements.)

FINANCING ACTIVITIES

In 1997, cash provided by financing activities was $19.4 million, consisting of additional capital lease financing, compared to $349.9 million and $17.3 million in 1996 and 1995, respectively. In 1996, the Company issued equity and debt securities, principally to acquire and fund the development and construction of the Kemess South project. In that year, the Company issued $116.9 million of common shares, of which $114.1 million were issued to finance the purchase of El Condor Resources Ltd. and Geddes Resources Limited in a stock-for-stock exchange and issued debt securities in the form of US$175 million 11% Senior Subordinated Notes due in 2006 which provided $231.1 million, net of issue costs. In 1995, the exercise of warrants provided $14.6 million in cash. The Company's debt to total capitalization at December 31, 1997 was 46% compared to 35% at December 31, 1996.

In January 1998, the Company completed the sale of senior secured debentures (the "Senior Debentures") in the principal amounts of $19.5 million and US$30.7 million maturing on January 20, 2003. On or about March 17, 1998, the Company notified the holders of the Senior Debentures that it was in default of certain covenants of the Senior Debentures in that it had exceeded the allowable amount of trade payables over 90 days. For a detailed description of the terms of the Senior Debentures, see Note 19(a) to Notes to Consolidated Financial Statements.

INVESTING ACTIVITIES

In 1997, net cash used in investing activities was $302.2 million compared to $323.6 million and $85.6 million in 1996 and 1995, respectively. In 1997, $421.3 million was invested in capital projects, primarily the Kemess South project, which includes British Columbia government assistance of $131.8 million. In 1996, $61.0 million in cash and $114.1 million of the Company's common shares were invested to acquire certain properties, including the mineral rights for the Kemess South project, through the purchase of El Condor Resources Ltd., Geddes Resources Limited, and St. Philips Resources Inc. In addition, in 1996 approximately $139.9 million in cash, net of $22.3 million assistance from the British Columbia government, was used for net additions to property, plant and equipment, of which $49.0 million was used for construction of the Kemess South project, $16.1 million was used for acquisition of the Duport project, and the remaining $74.8 million was used on existing operations, development projects, and other investments.

The Company's net cash requirement to fund capital projects in 1998 is estimated at approximately $165.5 million, almost all of which will be for the completion and startup of the Kemess South project, including approximately $6.0 million for additional working capital.

RISKS AND UNCERTAINTIES

NEW FACILITY AND STARTUP RISKS

A substantial portion of the Company's future revenues and profits are dependent upon the completion and successful startup of the Kemess South project.
Mineable ore reserves for the Kemess South project are estimates only and have not been based upon any actual operating history. Both mineable ore reserves and ore grade recovery at the Kemess South facility may require revisions after a reasonable period of actual production. Similarly, ultimate costs of production may be affected by factors that do not become apparent until there has been a history of production covering the range of conditions and circumstances that are representative of those that will be encountered during the operating life of the facility. In addition, as with the startup of all new facilities, there may arise problems that could not be anticipated in the planning of the facility, and the transition from startup to regular production may be accompanied by delays or other similar factors that cause initial production volumes and costs to be different from the average values that have been projected for the life of the facility.

The Company believes that it has taken reasonable measures to mitigate these risks. As part of its due diligence process prior to acquiring the property for the Kemess South project, the Company carried out an extensive review of a prior independent study of the property conducted in 1993, including ore reserve estimates, mine design, capital and operating cost estimates, metallurgical testwork, gold and copper recovery factors, and plant design criteria. The Company has continually reviewed and updated this information since the acquisition of the property, including pilot plant testing of bulk samples taken from supergene and hypogene ore types, as a result of which design criteria, operating parameters, and cost estimates for the project were developed. The Company has also made technical and economic comparisons with other similar types of mining and milling operations. In addition, a number of independent reviews of the Kemess South project have been carried out by various independent consultants in connection with the issuance of debt by the Company.

FINANCIAL RISKS

The Company's profitability is primarily dependent on the quantity of gold and copper (after the expected startup of the Kemess South project) produced at its operations, the selling price of gold and copper, the Canadian/U.S. dollar exchange rate, and future capital and operating costs to produce gold and copper. The selling price of gold and copper and the exchange rate are beyond the Company's control and are therefore considered to present the greatest risk to maintaining profitability. The Company employs hedging strategies in an attempt to mitigate the risk of these variables. The credit risk related to derivative transactions is limited to the unrealized gains on outstanding contracts based on current market prices. The Company believes it has minimized credit risk by dealing with large creditworthy institutions and by limiting credit exposure to each.

Historically, the Company has been successful in increasing its realized revenues per ounce of gold through hedging strategies which take advantage of the volatility in the spot gold price and the contango on future gold prices. Derivative gains are generated from spot deferred, forward sales and call option contracts that are employed to provide price protection while retaining the ability to benefit from higher gold prices. (See Note 12(d) to the Consolidated Financial Statements.) The Company believes that in general it will continue to realize an average gold price higher than the average spot price, although there can be no assurance that it can realize premiums comparable to US$62 per ounce, US$93 per ounce, and US$25 per ounce in 1997, 1996 and 1995, respectively. See "Special Note Regarding Forward-Looking Statements." As of March 31, 1998, all of the Company's prior forward contractual arrangements for the delivery of gold had either been fulfilled or closed out, and no new forward contractual arrangements have been entered into after December 31, 1997.

In years prior to 1997, the Company also entered into oil swap agreements to hedge the cost of crude oil which was purchased for use at the Colomac Mine to generate electricity, which was a significant cost in the operation of that facility. In early 1997, the Company had in place oil swap agreements to hedge the cost of 200,000 barrels of Western Texas Intermediate crude oil at a price of US$16.85 per barrel. Because the Colomac Mine was closed in 1997, no further oil hedging arrangements have been entered into.

Although sales of the Company's gold production, and beginning in 1998 expected sales of its copper production, are in U.S. dollars, a substantial portion of the Company's operating costs are paid in Canadian dollars. During each of the years between 1991 to 1997 (other than 1996), the Company's revenue, which is denominated in Canadian dollars, has been beneficially impacted by the strengthening of the U.S. dollar against the Canadian dollar. However, there can be no assurance that this general trend will occur in the future. A high proportion of the Company's interest expense, which was material to the Company's financial results in 1997 and is expected to have a similar effect in 1998, is payable in U.S. dollars. For additional information on the Company's foreign currency contracts, see Note 12(d) to the Consolidated Financial Statements and discussion under "Foreign Currency and Commodity Contracts" above.

Operating and capital costs are subject to inflationary factors. The Company's financial statements reflect historical costs, and therefore do not indicate the cumulative effects of increasing costs and changes in the purchasing power of the dollar. Certain of the Company's costs have increased due to inflation. Overall, costs may increase more or less than the general inflation rate as a result of factors inherent in the mining industry and the geographical location of facilities. Historically, the selling prices of gold and copper have been primarily influenced by international markets and other political, monetary and economic events and may not necessarily increase with general inflationary increases either in Canada or the United States. The Company has not been and does not expect to be in a position to offset the effect of any increases in production costs with increases in the selling prices of its products. As a result, the Company is required to control unit costs by continually searching for, and implementing, methods to increase cost-efficiencies and production in mining and processing.

Factors affecting the Company's ability to reduce unit costs are ore grades, production volume, productivity, and controlling operating costs in the aggregate. In recent years, mill head grades at the Company's operations have generally declined due to a number of factors including lower ore grades and mining dilution. The Company has implemented plans to restore mined ore grades to former levels where possible, and in certain cases to increase mill feed grades by bringing into production nearby deposits containing higher grades of ore.

Ore reserve estimates may require revisions based on actual production experience. Ore grades actually recovered from operations may differ from the estimated grade of the reserves. Fluctuations in gold and copper prices, as well as increased production costs or reduced recovery rates, may render reserves containing relatively lower grades of mineralization uneconomic to recover and may ultimately require a revision and restatement of reserves.

The Company is continually seeking to replace and expand its ore reserves. The Company encounters competition from other mining companies, some with significantly greater financial resources than the Company, in connection with the acquisition of properties. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities and obtaining appropriate financing. Accordingly, no assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves, or that development programs will be able to extend the life of existing mines.

The Company takes a prudent approach to business and maintains what it believes to be adequate insurance at all times to cover normal business risks.

ENVIRONMENTAL RISKS

The Company's mining operations and exploration activities are subject to extensive federal, provincial, state and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health and safety, waste disposal, monitoring, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters. Compliance with such laws and regulations increases the costs of planning, designing, drilling, developing, constructing, operating and closing mines and other facilities. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would elect or not be able to proceed with the development or continued operation of an existing mine.

The Company conducts its operations so as to protect its employees, the general public and the environment and believes its operations are generally in compliance with all applicable laws and regulations in all material respects.

The Company is not able to determine the impact of future changes in environmental laws and regulations, which are generally becoming more restrictive, on its operations and future financial position due to the uncertainty surrounding the ultimate form such changes may take. Insurance against certain liabilities for environmental pollution or other hazards as a result of exploration and production has not generally been available at reasonable cost to the Company. Absent such insurance, the Company's assets are directly exposed to unknown and unforeseen, but potential, liabilities for environmental claims and regulations. The satisfaction of any such liabilities could reduce resources otherwise available for other business purposes. Nevertheless, the Company believes that it has made adequate financial provisions for the costs associated with mine closures and reclamation, and is of the opinion that any changes to environmental laws and regulations in the future should not have a material effect on the Company.

POLITICAL AND OTHER RISKS

All of the Company's active mining operations are located in Canada and as such the Company is not exposed to the typical political and economic risks associated with operating in foreign countries. The Company also has exploration and development projects in the United States (Copperstone) and in Fiji (Namosi). The Company believes that the risks and uncertainties of operating and investing outside of North America can be managed by limiting initial expenditures and are reasonable relative to the expected benefits.

Because the Company's new development projects are located in remote areas of Canada, the United States and Fiji, the Company is exposed to intervening parties such as First Nations and Aboriginal groups and various cottage residents. In order to minimize any potential risk to a project, the Company does not proceed with development and commit significant resources until all permits and licenses have been received. The Company's policy has been to work with local special interest groups to understand their needs and to provide contract and employment opportunities to these groups as appropriate.

The Company may have risks and uncertainties arising from aboriginal land claims on certain of its properties in Canada. See discussion under "Laws and Regulations" contained in Item 3, Legal Proceedings, and Note 12(b) to the Consolidated Financial Statements.

YEAR 2000 COMPUTER SYSTEM RISKS

It has been a common design for computer hardware and software to use only two digits rather than four in processing and recording date information, particularly in older computer systems. On January 1, 2000, when the year designated as "00"occurs on such older systems, either computer failure or creation of erroneous dates may occur.

The Company has a number of financial and technical computer applications at its minesites and in its corporate office, including general accounting, cost control and cost reporting, and financial analysis. Other applications at minesites also include purchasing and materials management, payroll, human resources, plant maintenance, pension plans, safety and accident records, work orders, and training.

In addition, the Company has a number of technical applications that include compilation of geological data and exploration results from which mineable ore reserves are calculated. Computing systems are also used in mine planning and mining operations, and for metallurgical process control.

In 1997, the Company, with the assistance of independent consultants, commenced a review of its computing systems needs, including an assessment of any requirements to update existing computer systems to ensure addressing the "Year

2000" issue. The Company has formulated, and is implementing, an action plan to deal with this potential problem. Actions to be taken at the Company's corporate offices and established facilities are in the process of being implemented and are expected to be completed between late 1998 and early 1999. The Company is installing a new computer system, which is designed to be fully compliant with year 2000 requirements, at its new Kemess South project. The Company anticipates that any necessary changes will be made to its computer systems such that its operations will not be adversely affected upon arrival of the year 2000.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. See "Special Note Regarding Forward-Looking Statements."

The Company is optimistic regarding its outlook over the next few years as it completes and prepares to bring into production its Kemess South project. The Company estimates that the Kemess South project is expected to reduce the Company's cash operating costs of gold production from 1997 cash operating costs of approximately US$330 per ounce to an estimated range from US$208 to US$220 per ounce in 1998 (after taking into effect the sale of copper at US$0.80 per pound credited against cash operating costs). In addition to the Kemess South project, the Company has a number of other projects, including Matachewan, Copperstone, Duport, Red Mountain and the Pamour expansion, that are currently in various stages of evaluation and development. Substantially all work on these projects was postponed in 1997 due to low gold prices and the need to conserve cash to complete construction of the Kemess South project. The Company plans to update feasibility studies on these projects at such time that the price of gold recovers to approximately US$360 per ounce and to reassess relative priorities for their development.

The Company recognizes that it needs to conserve cash in order to complete the construction of the Kemess South project and may need to issue additional debt and equity to fund the development and construction of its capital projects.

Gold production in 1998 is forecast at approximately 363,000 ounces at an estimated cash operating cost of an estimated range of US$208 to US$220 per ounce, net of copper credits at US$0.80 per pound and at approximately 477,000 ounces in 1999 at an estimated cash operating cost of a range of US$180 to US$200 per ounce, net of copper credits at US$0.90 per pound. Overall production increases will be primarily from the Kemess South facility.

The Company began 1998 with an estimated 7.0 million ounces of gold in mineable ore reserves contained in a total resource of 19.5 million ounces using US$350 per ounce (C$495 per ounce) as the projected price of gold. The Company also has an estimated 996 million pounds of copper in mineable ore reserves contained in a resource of 10,688 million pounds. The Company plans to maintain an active exploration program, within available resources, on its properties in order to increase ore reserves. To the extent that gold and copper prices increase over the next several years, the Company believes it will realize increased earnings and cash flow.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Report of Management Responsibility

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Income (Loss) and Retained Earnings (Deficit) for each of the three years in the period ended December 31, 1997

Consolidated Changes in Capital Stock for each of the three years in the period ended December 31, 1997. (See Note 8(a) of the Notes to Consolidated Financial Statements)

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 1997

Notes to Consolidated Financial Statements

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

The Company's Audit Committee is appointed by the Board of Directors annually and comprises three members, none of whom are part of management. The Committee meets with management and with the independent auditors (who have free access to the Audit Committee) to satisfy itself that each group is properly discharging its responsibilities and to review the financial statements and the independent auditors' report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the financial statements for issuance to the shareholders.

April 14, 1998


/s/  Margaret K. Witte
--------------------------------------
     Margaret K. Witte
 President and Chief Executive Officer


/s/ James H. Wood
--------------------------------------
    James H. Wood
 Chief Financial Officer

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Royal Oak Mines Inc. as at December 31, 1997 and 1996 and the consolidated statements of income (loss) and retained earnings (deficit) and cash flow for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in accordance with generally accepted accounting principles.


Vancouver, B.C.                                 Arthur Andersen & Co.
April 6, 1998                                   Chartered Accountants


COMMENTS BY AUDITORS FOR UNITED STATES READERS ON CANADA/UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the shareholders dated April 6, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

Vancouver, B.C.                                 Arthur Andersen & Co.
April 6, 1998                                   Chartered Accountants

                      ROYAL OAK MINES INC.
                   CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF CANADIAN DOLLARS)

                                             December 31         December 31
                                                    1997                1996
                                             -----------         -----------
ASSETS
Current Assets
  Cash and cash equivalents                     $    568            $197,766
  Marketable securities                            9,875              28,259
  Receivables                                     30,923              17,492
  Inventories (Note 3)                            21,120              61,844
  Prepaid expenses                                 3,967               7,729
                                                --------            --------
     Total current assets                         66,453             313,090
Property, Plant and Equipment (Note 4)           730,314             482,733
Long-term Investments (Note 5)                    12,145              16,586
Reclamation and Other Deposits (Note 17)          14,332                  --
Deferred Charges and Other Assets (Note 18)       20,142               9,221
                                                --------            --------
                                                $843,386            $821,630
                                                --------            --------
                                                --------            --------
LIABILITIES
Current Liabilities
   Accounts payable                             $123,586            $ 21,094
   Accrued payroll costs                           2,599               3,514
   Deferred revenue (Note 12(c))                  20,085              10,994
   Capital leases                                  4,531               2,514
   Taxes payable                                   1,723               3,894
   Senior subordinated notes interest
     payable (Note 7)                             10,326              10,180
   Accrued unrealized loss on derivatives
    (Note 12(d)(iii) and (v))                     21,327                  --
   Other current liabilities                       9,135              20,383
                                                --------            --------
     Total Current Liabilities                   193,312              72,573

Deferred Revenue (Note 12(c))                     23,330              22,897
Other Liabilities (Note 6)                        57,427              29,930
Senior Subordinated Notes (Note 7)               250,338             239,680
Deferred Income Taxes                              2,532               5,064
Minority Interest in Subsidiary Companies             69                 120
                                                --------            --------
TOTAL LIABILITIES                                527,008             370,264
                                                --------            --------
Contingencies and commitments (Note 12)

SHAREHOLDERS' EQUITY
Capital Stock (Note 8)
   Common stock
   Authorized - unlimited
   Outstanding - 138,940,263
         (1996 - 138,845,263)                    379,040             378,813
Retained Earnings (Deficit)                      (62,662)             72,553
                                                --------            --------
TOTAL SHAREHOLDERS' EQUITY                       316,378             451,366
                                                --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $843,386            $821,630
                                                --------            --------
                                                --------            --------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                            ROYAL OAK MINES INC.
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
           (IN THOUSANDS OF CANADIAN DOLLARS EXCEPT SHARE AMOUNTS)

                                                             Year ended December 31
                                                        --------------------------------
                                                            1997        1996        1995
                                                        --------    --------    --------
REVENUE                                                 $191,167    $255,168    $208,311
EXPENSES
  Operating                                              160,522     181,869     182,024
  Royalties and marketing                                  1,986       2,904       2,535
  Administrative and corporate                             9,617       9,339       8,549
  Depreciation and amortization                           21,285      24,563      13,645
  Reclamation                                              4,054       2,663       1,250
  Exploration and other                                   10,257       4,742         619
  Provision for (Recovery of) loss on foreign currency
    and commodity contracts (Note 12(d))                  46,294        (453)     (5,244)
                                                        --------    --------    --------
      Total operating expenses                          254,0152      25,627     203,378
                                                        --------    --------    --------
OPERATING INCOME (LOSS)                                  (62,848)     29,541       4,933

OTHER INCOME (EXPENSE)
  Interest and other income (expense), net (Note 10)       3,634       5,716      12,701
  Interest expense                                          (704)       (378)       (298)
  Senior subordinated notes interest                     (26,737)    (10,089)         --
  Interest capitalized                                    22,906       5,362          --
  Foreign currency translation gain (loss) on senior
    subordinated notes                                      (364)        190          --
  Write-down of mine assets (Note 16)                    (39,700)    (37,633)       (891)
  Gain (loss) on investments (Note 2(b))                 (34,112)      2,691       8,309
                                                        --------    --------    --------
INCOME (LOSS) before undernoted                         (137,925)     (4,600)     24,754

  Income and mining taxes (recovery/(expense)) -
    current (Note 9)                                       2,279        (900)     (1,542)
  Income and mining taxes (recovery/(expense)) -
    deferred (Note 9)                                      2,532          --          --
  Minority interest                                           52          50         594
  Equity in income (loss) of associated companies         (2,153)       (535)       (637)
                                                        --------    --------    --------
NET INCOME (LOSS)                                       (135,215)     (5,985)     23,169
RETAINED EARNINGS - BEGINNING OF PERIOD                   72,553      78,538      55,369
                                                        --------    --------    --------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD             $(62,662)   $ 72,553    $ 78,538
                                                        --------    --------    --------
                                                        --------    --------    --------
EARNINGS (LOSS) PER SHARE - BASIC                       $  (0.97)   $  (0.04)   $   0.20
                                                        --------    --------    --------
                                                        --------    --------    --------
EARNINGS (LOSS) PER SHARE - FULLY DILUTED               $  (0.97)   $  (0.04)   $   0.20
                                                        --------    --------    --------
                                                        --------    --------    --------
Weighted average number of common shares
  outstanding (000's)                                    138,892     136,758     117,900
                                                        --------    --------    --------
                                                        --------    --------    --------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                            ROYAL OAK MINES INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                     (IN THOUSANDS OF CANADIAN DOLLARS)

                                                             Year ended December 31
                                                        --------------------------------
                                                            1997        1996        1995
                                                        --------    --------    --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss) for the period                     $(135,215)   $ (5,985)   $ 23,169
  Items not affecting cash:
    Depreciation and amortization                         21,285      24,563      13,645
    Amortization of deferred finance cost                    915         337          --
    Reclamation                                            4,054       2,663       1,250
    Deferred income tax                                   (2,532)         --          --
    Provision for (Recovery of) unrealized loss on
      foreign currency and commodity contracts            24,254        (453)     (5,244)
    Foreign currency translation on senior
      subordinated notes                                     364        (190)         --
    Write-down of mine assets                             39,700      37,633         891
    Write-down of resource properties and mine
      development                                          8,229         144          --
    Equity loss and write-down of long-term
      investments                                          3,424         535         637
    Deferred charges and other                                90         335        (593)
                                                       ---------    --------    --------
                                                         (35,432)     59,582      33,755
Net change in other operating items (Note 13)            102,683      (2,323)     (1,995)
                                                       ---------    --------    --------
Net cash provided by operating activities                 67,251      57,259      31,760
                                                       ---------    --------    --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of common shares                                     227     116,855      14,595
  Capital lease obligation                                19,404       1,711          --
  Issue of senior subordinated notes                          --     239,870          --
  Issue costs of senior subordinated notes and secured
    debt                                                    (254)     (8,786)         --
  Accrued reclamation on acquisition of Red Mountain          --          --       3,000
  Deferred credits and other                                  --         290        (300)
                                                       ---------    --------    --------
Net cash provided by financing activities                 19,377     349,940      17,295
                                                       ---------    --------    --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Investment in Kemess capital assets through purchase
    of companies                                              --    (201,976)         --
  Decrease in long-term investments                        1,017      26,882          --
  Proceeds from asset sales                                7,075          --          --
  Investment in capital assets through purchase of
    Consolidated Professor Mines Limited                      --     (16,100)         --
  Additions to property, plant and equipment            (421,343)   (146,170)    (66,018)
  British Columbia Government assistance                 131,833      22,326          --
  Reclamation and other deposits                         (14,332)         --          --
  Investment in exploration and non-producing
    properties, net                                       (5,252)     (7,697)    (19,025)
  Other assets                                            (1,208)       (820)       (568)
                                                       ---------    --------    --------
Net cash used in investing activities                   (302,210)   (323,555)    (85,611)
                                                       ---------    --------    --------
INCREASE (DECREASE) IN CASH AND MARKETABLE
  SECURITIES DURING PERIOD                              (215,582)     83,644     (36,556)
CASH AND MARKETABLE SECURITIES AT BEGINNING OF PERIOD    226,025     142,381     178,937
                                                       ---------    --------    --------
CASH AND MARKETABLE SECURITIES AT END OF PERIOD        $  10,443    $226,025    $142,381
                                                       ---------    --------    --------
                                                       ---------    --------    --------
Cash paid for:
  Income taxes                                         $   1,623    $    788    $  1,542
  Interest expense                                     $  27,182    $    378    $    298

The accompanying notes are an integral part of the Consolidated Financial Statements.

                            ROYAL OAK MINES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(tabular amounts in thousands of Canadian dollars unless otherwise stated)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Royal Oak Mines Inc. (the "Company"), amalgamated under the laws of the province of Ontario, have been prepared by management in Canadian dollars in accordance with accounting principles generally accepted in Canada. In all material respects, these accounting policies are in conformity with accounting principles generally accepted in the United States except as disclosed in Note 14.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's principal subsidiaries include: Arctic Precious Metals, Inc., Consolidated Professor Mines Limited, Beaverhouse Resources Ltd., 934962 Ontario Inc., 10502 Newfoundland Ltd., and Witteck Development Inc. (all 100% owned); and Ronnoco Gold Mines Limited (89% owned).

Kemess Mines Inc., 100% owned by the Company, was amalgamated with Royal Oak Mines Inc. on December 29, 1997.

Partnerships are accounted for on the proportionate consolidation method.

CASH EQUIVALENTS

The Company defines cash equivalents as highly liquid financial instruments purchased with a maturity of ninety days or less.

MARKETABLE SECURITIES

Marketable securities are recorded at the lower of cost or quoted market value.

FINANCIAL INSTRUMENTS

The Company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

INVENTORIES

Bullion that is in process but not yet in deliverable form is recorded at estimated realizable value. Stores and operating supplies are recorded at the lower of average cost or replacement cost.

PROPERTY, PLANT AND EQUIPMENT

  (i)     Plant and equipment and mining properties are recorded at cost.

  (ii) For underground operations, development expenditures incurred to expose ore, increase production or extend the life of a mine that is currently in production are capitalized.

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

INVESTMENTS IN ASSOCIATED COMPANIES

Investments in associated companies (Highwood Resources Ltd. and Asia Minerals Corp.) in which the Company has significant influence are accounted for by the equity method.

DEFERRED FINANCING COSTS

Loan origination fees and other costs associated with the acquisition of long-term financing are deferred and amortized over the life of the debt.

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

DERIVATIVE TRANSACTIONS

Derivative transactions include spot deferred contracts, forward sale contracts and option contracts. Contracted prices on spot deferred and forward sales contracts are recognized in revenue as production is delivered against the commitment. If actual delivery is not made against a particular spot deferred contract at the time of maturity, losses, if any, are recognized at that time. All option contracts, both gold and foreign currency related, are marked to market and resulting unrealized gains and losses are recognized in the Statements of Income (Loss).

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

FOREIGN CURRENCY TRANSLATION

Financial statements of the Company's principal United States subsidiary, Arctic Precious Metals, Inc., are translated into Canadian dollars using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities and operating results are translated at the historical exchange rate prevailing at the date of the transaction. Gains and losses arising from the translation of the financial statements are included in the results of operations.

FOREIGN CURRENCY TRANSACTIONS

Transactions denominated in foreign currencies are recorded in Canadian dollars at the exchange rate prevailing at the date of the transaction.

Monetary assets and liabilities denominated in foreign currencies are converted into Canadian dollars at the exchange rate prevailing at the balance sheet date. Exchange gains and losses relating to the translation of the Company's senior subordinated notes are deferred and amortized over the remaining life of the debt.

SEGMENT INFORMATION

During 1997, the Company operated within one dominant industry segment, gold mining, carried out in the Northwest Territories, Newfoundland, and Ontario, Canada. 1998 operations will be carried out in British Columbia, Northwest Territories, and Ontario, Canada.

COMPARATIVE FIGURES

Certain of prior years' amounts have been reclassified to conform with the current year's presentation.

1. GOING CONCERN

These financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company's ability to continue as a "going concern". The Company has experienced a liquidity problem, has a working capital deficiency as at December 31, 1997 and incurred a substantial loss in 1997. In addition, the Company has a substantial capital project underway, the construction of its Kemess mine. Furthermore, substantial settlement payments may be required on the maturity of certain of the Company's commodity and currency contracts.

In September 1997, the Company recognized that it would be necessary to raise additional funds to complete construction of, and start operations, at the Kemess mine. The Company retained financial advisers and ultimately issued approximately $19.5 million and US$30.7 million of Senior Secured Debentures, closing in January, 1998. The closing of the financing took longer than management anticipated as a result of the requirement to obtain subordinated noteholders' approval. The delay occurred at a critical time in the construction schedule of the Kemess mine and consequently, the Company was unable to meet certain supplier and contractor payment commitments, resulting in work stoppages, disputes and liens being filed. In February, management undertook a complete review of the Kemess project and revised the cost to complete forecast, determining the costs would exceed the budgeted amounts by approximately $40 million.

In aggregate, the Company estimates it needs US$120 million of financing to complete construction of the Kemess mine, retire the Senior Secured Debentures, settle outstanding accounts payable, and supplement working capital.

The Company is pursuing other financing arrangements in order to raise the capital it needs for the purposes as described above. A term sheet has been signed with a prospective lender for the placement of US$120 million Senior Secured Notes. However, closing is subject to completion of final documents and other conditions. If the above financing is concluded, the Company believes it will have sufficient financial resources to continue operations.

The Company's future viability is dependent upon its ability to complete construction of the Kemess mine, bring the Kemess mine into an efficient operating state, maintain satisfactory credit relationships with its suppliers and achieve and maintain profitable operations. Successful operations in the future are also dependent upon various external factors, the most significant of which are the prices of the commodities it produces, gold and copper.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

(a) FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value and fair value of the following financial instruments are:


                                                                December 31
                                     ----------------------------------------------------------------
                                                   1997                              1996
                                     ------------------------------   -------------------------------
                                     Carrying Value     Fair Value     Carrying Value      Fair Value
                                     ---------------    -----------    ---------------     ----------
Cash and cash equivalents                    $   568         $  568           $197,766       $197,766
Marketable securities                        $ 9,875         $9,875           $ 28,259       $ 28,259
Long-term investments                        $12,145         $9,489           $ 16,586       $ 26,788

The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

The fair value of marketable securities and long-term investments is based on quoted market values.

The carrying value of the Company's senior subordinated notes at December 31, 1997 is $250,338,000. The Company believes that it is not practicable to determine the fair value of these notes with sufficient reliability due to their characteristics and the financial position of the Company. Quoted market prices for these notes do not exist as they are not actively traded and quoted on any exchange, but instead are traded "over-the-counter" or in private transactions. Accordingly, fair value estimates of these notes have been omitted.

(b)  GAIN (LOSS) ON INVESTMENTS

In 1997, the Company recognized a loss of $34.1 million on its investments in marketable securities and long-term investments in gold mining companies that were adversely affected by falling gold prices and/or changes in long-term operating strategies. $7,627,000 of the total loss represents the loss on the sale of marketable securities, and the remaining $26,485,000 represents the write-down of marketable securities and long-term investments to fair value.

3. INVENTORIES

                                       December 31
                                 ----------------------
                                    1997         1996
                                 ----------    --------
Bullion in process                 $  6,751     $25,687
Stores and operating supplies        14,369      36,157
                                   --------     -------
                                    $21,120     $61,844
                                   --------     -------
                                   --------     -------

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                        December 31
                                                                                  ----------------------
                                                                                     1997         1996
                                                                                  ----------------------
                                                                  Accumulated      Net Book     Net Book
                                                     Cost         Amortization      Value        Value
                                                    --------    ---------------    --------     --------
Plant and Equipment                                 $419,149           $34,181     $384,968     $200,502
Mining Properties and Deferred Development           370,500            54,115      316,385      255,581
Exploration Costs and Other Non-producing
  Properties                                          28,961                --       28,961       26,650
                                                    --------           -------     --------     --------
                                                    $818,610           $88,296     $730,314     $482,733
                                                    --------           -------     --------     --------
                                                    --------           -------     --------     --------

The following is a summary of the net book value of the Property, Plant and Equipment by location:

                                                                                          December 31
                                                                                      -----------------------
                                                      Mining
                                                    Properties
                                    Plant and      and Deferred     Exploration
Location                            Equipment       Development      and Other          1997           1996
-------------------------------------------------------------------------------------------------------------
ACTIVE
   Giant                             $ 26,452          $ 25,145         $ 5,620       $ 57,217       $ 52,542
   Timmins                             21,591            43,492          16,827         81,910         89,949
   Matachewan                              --            20,642              --         20,642          5,351
   Duport                                  --            16,373              --         16,373         16,133
   Kemess                             317,663           202,291              29        519,983        257,764
   British Columbia
    (excluding Kemess)                  1,153             8,442             731         10,326         14,180
   U.S. and other                       3,168                --           1,603          4,771          4,928
INACTIVE
   Colomac                              9,083                --           2,845         11,928         31,573
   Newfoundland                         5,858                --           1,306          7,164         10,313
                                     --------          --------         -------       --------       --------
                                     $384,968          $316,385         $28,961       $730,314       $482,733
                                     --------          --------         -------       --------       --------
                                     --------          --------         -------       --------       --------

Kemess plant and equipment net book value is reported net of $154.2 million of assistance received from the British Columbia government.

5. LONG-TERM INVESTMENTS


                                                                        December 31
                                                                  ----------------------
                                                                     1997         1996
                                                                  ----------    --------
Highwood Resources Ltd. (formerly Mountain Minerals Co. Ltd.)        $10,144     $10,790
Asia Minerals Corp. and other                                          2,001       5,796
                                                                     -------     -------
                                                                     $12,145     $16,586
                                                                     -------     -------
                                                                     -------     -------

In March 1996, Mountain Minerals purchased a 34.7% interest in Highwood Resources Ltd. ("Highwood"). In August, 1996, through a Plan of Arrangement, Highwood acquired all of the outstanding shares of Mountain Minerals. The companies combined and continued under the name of Highwood Resources Ltd. In December 1996, the Company agreed to convert part of the long-term debt to Highwood into common shares. $3 million of long-term debt was repaid by Highwood issuing 1,935,483 common shares. At December 31, 1997, the Company held a 39% interest in Highwood.

At December 31, 1997, the Company held a 44% interest in Asia Minerals Corp.

6. OTHER LIABILITIES


                                                                        December 31
                                                                  ----------------------
                                                                     1997         1996
                                                                  ----------    --------
Provision for loss on foreign currency contracts                     $12,497     $ 9,570
Accrued reclamation and provision for closure costs                   24,682      17,622
Capital leases                                                        19,835       2,448
Other                                                                    413         290
                                                                     -------     -------
                                                                     $57,427     $29,930
                                                                     -------     -------
                                                                     -------     -------

(a)  PROVISION FOR LOSS ON FOREIGN CURRENCY CONTRACTS

To protect the Company from foreign currency fluctuations and to provide a minimum Canadian dollar conversion rate for its U.S. dollar gold sales revenue, the Company enters into foreign currency contracts for conversion into Canadian dollars. Contracts are associated with the Company's contractual obligation to deliver future gold production at specified prices in U.S. dollars. At the end of 1997, the Company had contracts to deliver approximately US$414 million (1996
- US$116 million) at an average exchange rate of 1.3602 (1996 - 1.2822) C$/US$. The Company has marked these contracts to market.

(b)  CAPITAL LEASE OBLIGATIONS

Capital lease obligations will be settled as follows:

     1998                                                 $ 4,531
     1999                                                   4,128
     2000                                                   3,826
     2001                                                   2,747
     2002                                                   2,284
     2003 and thereafter                                    6,850
                                                          -------
     Total                                                 24,366
     Less current portion                                  (4,531)
                                                          -------
                                                          $19,835
                                                          -------
                                                          -------

7.   SENIOR SUBORDINATED NOTES

On August 12, 1996, the Company completed the sale of US$175 million principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes").
The Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and to certain other accredited institutional buyers. On October 9, 1996, an exchange offer was made to exchange the Notes for Series B 11% Senior Subordinated Notes due 2006 (the "Series B Notes"), pursuant to a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. This exchange offer expired on November 5, 1996 and all US$175 million principal amount of the Notes were exchanged for Series B Notes.

The Series B Notes are unsecured senior subordinated obligations of the Company and, as such, will be subordinated in right of payment to all existing and future senior indebtedness of the Company. The Series B Notes were previously guaranteed by Kemess Mines Inc., a wholly-owned subsidiary of the Company up until the time of the amalgamation of Kemess Mines Inc. with Royal Oak Mines Inc. on December 29, 1997. The Series B Notes and interest payments are denominated in U.S. dollars.

Under the terms of the subordinated notes the Company must, in certain cases, meet certain financial and other tests in order to issue additional debt.

8.   CAPITAL STOCK

(a)  CHANGES IN CAPITAL STOCK

Authorized: An unlimited number of special shares issuable in series and an unlimited number of common shares.
Issued, outstanding and fully paid - special: nil (1996 - nil)
Issued, outstanding and fully paid - common:

                                                 Number of Shares       Amount
                                                 ----------------   ----------
BALANCE, DECEMBER 31, 1994                            114,494,747     $247,362
Exercise of warrants - Series 2                         4,475,300       14,545
Issued for share purchase options                         148,667          190
Issued to acquire Witteck Development Inc.              1,924,816        8,854
Share issue costs                                              --         (140)
                                                      -----------     --------
BALANCE, DECEMBER 31, 1995                            121,043,530      270,811
Issued to acquire Geddes and El Condor (see
  Note 15(a))                                          19,011,883      114,071
Issued for share purchase options                         714,666        2,785
                                                      -----------     --------
BALANCE, DECEMBER 31, 1996                            140,770,079      387,667
Issued for share purchase options                          95,000          227
                                                      -----------     --------
Balance December 31, 1997 issued and outstanding      140,865,079      387,894
Company shares held by Witteck Development Inc.
  (Note 8(b))                                          (1,924,816)      (8,854)
                                                      -----------     --------
Balance December 31, 1997 for financial reporting
  purposes                                            138,940,263     $379,040
                                                      -----------     --------
                                                      -----------     --------

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

(c)  WARRANTS

There were no warrants outstanding at December 31, 1997.

(d)  WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Earnings per share has been calculated on the basis of the weighted average number of common shares outstanding for the year which was 138,892,346 shares (1996 - 136,758,106; 1995 - 117,900,306).

(e)  STOCK OPTIONS

The Company grants stock options to employees and directors in recognition of their service to the Company. Options are considered granted when the required approvals from the Board of Directors, shareholders and regulatory authorities are obtained.

The following table outlines activity with respect to the Company's stock options:

                                          Number of
                                             Shares  Price per Share
                                          ---------  ---------------
        OUTSTANDING, DECEMBER 31, 1994    2,220,833    $0.48 - $6.25

        Granted                             605,000    $4.26 - $5.41
        Exercised                          (148,667)   $0.90 - $2.85
        Canceled/Expired                   (215,000)   $1.70 - $4.90
                                          ---------    -------------
        OUTSTANDING, DECEMBER 31, 1995    2,462,166    $0.48 - $6.25

        Granted                           1,482,000    $2.27 - $6.75
        Exercised                          (714,666)   $0.48 - $4.50
        Canceled/Expired                   (375,000)   $4.50 - $5.41
                                          ---------    -------------
        OUTSTANDING, DECEMBER 31, 1996    2,854,500    $1.60 - $6.75

        Granted                           2,622,500    $1.50 - $4.45
        Exercised                           (95,000)   $1.60 - $4.50
        Canceled/Expired                   (334,500)   $1.50 - $4.38
                                          ---------    -------------
        OUTSTANDING, DECEMBER 31, 1997    5,047,500    $1.50 - $6.75
                                          ---------    -------------
                                          ---------    -------------

In March 1998 the Board of Directors, and in April 1998 the Toronto Stock Exchange, approved the issuance of 850,000 stock options to the Company's senior executives and officers and the repricing of all of the Company's outstanding and unexercised stock options to an exercise price of $1.10 per share. Approval of both actions requires a majority vote cast by the Company's disinterested shareholders.

9. INCOME TAXES

The following table shows the reconciliation of income and mining taxes expense (recovery) related to pre-tax income (loss) to the Company's statutory tax expense (benefit):

                                                                  December 31
                                                 ------------------------------------------
                                                         1997           1996           1995
                                                 ------------     ----------     ----------
    Pre-tax income (loss), as reported             $(137,925)       $(4,600)       $24,754
    Combined statutory tax rates                          43%            43%            43%
    Tax (benefit) at combined statutory rates      $ (59,308)       $(1,978)       $10,644

    Adjust for tax effect of:
       Resource allowance                             (1,589)        (4,432)          (771)
       Non-taxable portion of capital (gains)
         losses                                          141           (447)          (829)
       Deductible financing costs                     (1,445)        (1,147)        (1,152)
       Other                                             (31)            45             43
    Unrecognized deferred tax adjustment              56,083          7,984         (7,157)
    Foreign earnings subject to different tax rates       --             --           (117)
    Large corporation capital tax                      1,338            875            639
    Corporate minimum tax                                 --             --            242
                                                  ----------     ----------        -------
    Income and mining taxes expense (recovery)    $   (4,811)    $      900        $ 1,542
                                                  ----------     ----------        -------
                                                  ----------     ----------        -------

For income tax purposes, the Company has tax deductions available to be utilized in future years totaling approximately $600 million. When claimed, a substantial portion of these tax deductions will result in the creation of deferred income tax liabilities.

The Company also has $14 million of earned depletion and mining exploration depletion base carry forward available to be deducted against certain future resource profits.

Because of reorganizations undertaken by the Company, utilization of tax deductions and earned depletion base may be restricted.

10.  INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net is comprised of:

                                                                  December 31
                                                      ------------------------------------
                                                        1997           1996           1995
                                                      ------         ------        -------
          Interest income                             $4,401         $6,215        $10,776
          Amortization of financing costs               (915)          (337)            --
          Other, net                                     148           (162)         1,925
                                                      ------         ------        -------
                                                      $3,634         $5,716        $12,701
                                                      ------         ------        -------
                                                      ------         ------        -------

11.  EMPLOYEE BENEFIT PLANS

The Company has defined benefit and defined contribution pension plans covering substantially all of its regular full-time employees. Pension benefits are based, in defined benefit plans, on employees' earnings and years of service. Most of the plans are funded currently by contributions from the Company, based on periodic actuarial valuations. Contributions to its defined contribution plan are based on a specific percentage of base earnings. The market related value of the defined benefit pension plans' assets was $40,420,000 at December 31, 1997 (1996 - $37,811,000) and the actuarial present value of accrued pension benefits was estimated by the plans' actuary to be $34,055,000 at December 31, 1997 (1996 - $32,978,000). The total pension expense for the year was $1,096,000 (1996 - $1,439,000; 1995 - $1,324,000).

12.  CONTINGENCIES AND COMMITMENTS

(a)  LEGAL CLAIMS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. No assurance can be given as to the ultimate outcome with respect to such proceedings lawsuits and other claims. The resolution of such proceedings, lawsuits and other claims could be material to the Company's operating results of any particular period, depending upon the level of income for such period.

MACK LAKE MINING CORP V. GIANT YELLOWKNIFE MINES LIMITED, ET AL, (October 1983, Supreme Court of the Northwest Territories). The Company is one of nine defendants (including the original title holders) in an action alleging title to the Salmita mineral claims, an accounting of profits made, and damages in the sum of $10 million. In the Company's view, the claim is without merit.

FULLOWKA ET AL V. ROYAL OAK MINES INC. ET AL, (September 1994, Supreme Court of the Northwest Territories). On September 18, 1992, nine miners were murdered in an underground explosion at the Company's Giant Mine. A member of the union, which was on strike at the time, was convicted of nine counts of second degree murder. Dependents of the deceased miners have sued the Company and two of its officers and directors, along with 23 other named defendants unrelated to the Company for losses allegedly suffered as a result of the explosion. The claim against the Company and all defendants but one totals approximately $10.8 million plus taxes, interest and costs. The claim against the two officers and directors and all other defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs. The Company's insurers are conducting a vigorous defense of the claim. In the Company's view, the Company's liability insurance coverage will be sufficient to cover any amount for which the Company could be held responsible.

FALCONBRIDGE LIMITED AND WINDY CRAGGY EXPLORATION LIMITED V. KEMESS MINES INC. AND ROYAL OAK MINES INC. ET AL, (June 1996, Supreme Court of British Columbia). Plaintiffs allege breach of contract, good faith and fiduciary duty, and unjust enrichment arising from and related to agreements entered into in 1983 and 1984 between the plaintiffs and Geddes Resources Limited for a 22.5% royalty on the Windy Craggy claims; and the impact on same of the British Columbia government's appropriation of the claims for park purposes in 1993 and its subsequent resolution of Geddes' claim for compensation. The Company is vigorously defending the claim and believes it is without merit.

TSAY KEY DENE AND TAKLA INDIAN BANDS V. KEMESS MINES INC. ET AL, (February 1997, Supreme Court of British Columbia). The plaintiffs are seeking injunctive relief and an order setting aside permits and licenses for the operation of the Kemess mine and its power line, on the basis of the alleged failure on the part of the British Columbia government to adequately consult with the Bands and the alleged bias on the part of the Government in the agreement arising from the settlement of the Windy Craggy claims. (See "Aboriginal Land Claims" below.)

TSAY KEY DENE INDIAN BAND AND GRAND CHIEF V. THE ATTORNEY GENERAL OF CANADA, HER MAJESTY THE QUEEN IN THE RIGHT OF CANADA AND HER MAJESTY THE QUEEN IN THE RIGHT OF B.C. ET AL, (January 1998, Supreme Court of British Columbia). The plaintiff asserts that federal and provincial approval of the Kemess mine constituted an infringement of plaintiff's aboriginal rights and a breach of their fiduciary and constitutional obligations, and is seeking declarations negating the licenses and permits for the Kemess South mine, damages and injunctive relief. Although the Company is not a party to this proceeding, the relief claimed could adversely impact the Kemess South project and as a result the Corporation may seek intervenor status. (See "Aboriginal Land Claims" below.)

TAKLA LAKE INDIAN BAND V. THE ATTORNEY GENERAL OF CANADA, HER MAJESTY THE QUEEN IN THE RIGHT OF B.C. AND ROYAL OAK MINES INC., and CHIEF MICHAEL TEEGEE, ON HIS OWN BEHALF, AND ON BEHALF OF ALL MEMBERS OF THE TAKLA LAKE INDIAN BAND V. THE ATTORNEY GENERAL OF CANADA, HER MAJESTY THE QUEEN IN THE RIGHT OF B.C. AND ROYAL OAK MINES INC., (February 1998, Supreme Court of British Columbia). The plaintiff is seeking injunctive relief, declarations negating the licenses and permits for the Kemess mine, and damages. (See "Aboriginal Land Claims" below.)

The Company intends to vigorously defend its rights in the above three actions with respect to the ownership and operation of the Kemess South mine.

BUILDERS' LIENS AND CLAIMS. The Company has also received notice of and is in the process of responding to builders' liens filed against the Kemess South project and proceedings commenced in the Supreme Court of British Columbia to enforce such liens, arising out of work performed at the Kemess South project by contractors and subcontractors who have provided work and materials to the site. The stated amount of the asserted liens filed against the Kemess South project, not including amounts owing to contractors who have not filed liens, was approximately $47.4 million as of April 6, 1998. These include a proceeding by Golden Hill Ventures Ltd. for $6.15 million plus holdback, commenced September 1997. In addition, one of the liens, filed by Tercon Contractors Ltd. for $5.65 million, is the subject of arbitration (January 1998), the arbitrator found against the Company generally and directed the parties to attempt to agree on the amount owing. Tercon is claiming $6.8 million.

POLLUTION ABATEMENT ORDER. On July 16, 1997, the Company was served with a Pollution Abatement Order by the Province of British Columbia under section 31 of the WASTE MANAGEMENT ACT (B.C.). The basis for the order was the release of total suspended solids into Kemess Creek and associated tributary watercourses asserted to be at potentially deleterious levels. The release related to soil, dust, and mud that entered the creek system during very heavy rains encountered during the earth-moving construction work at the mine site. The Company is cooperating with both the British Columbia and federal ministries since issuance of the order and is in the process of formulating a plan for submission to the ministries dealing with sediment control techniques and structures during the 1998 Spring runoff. A joint government investigation into the sedimentation issue and the likely impact of same on fish in the Kemess creeks began in March 1998.

(b)  LAWS AND REGULATIONS

GENERAL

The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment, the health and safety of its employees and related matters.
These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment, and believes its operations are in compliance with all applicable laws and regulations, in all material respects. The Company has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations.

Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as additional information becomes available.

ABORIGINAL LAND CLAIMS

The Kemess property is impacted by various claims of aboriginal rights, which are the subject of developing case law. On December 11, 1997, the Supreme Court of Canada, in the landmark decision, DELGAMUUKW V. BRITISH COLUMBIA, acknowledged the existence of aboriginal title as a type of aboriginal right and confirmed the fiduciary responsibility of the government to have meaningful consultation with an aboriginal group when their aboriginal rights are affected, which in some cases may require that their consent be obtained. This decision raises the issue of the Crown's right to deal with lands which are the subject of aboriginal rights where it is subsequently found that the consultation was insufficient to discharge the Crown's duty. As aboriginal rights and the requisite consultation are determined on a case by case basis, it is difficult to predict the outcome of any particular litigation. However, reference should be had to the recent case, CHESLATTA CARRIER NATION V
BRITISH COLUMBIA, in which Delgamuuk was considered. In this case, the Chief Justice of the Supreme Court of British Columbia did not enjoin the operation of the Huckleberry Mine, although he found that consultation with respect to a particular issue was deficient. Instead, the Chief Justice required the consultation to take place, which he recognized might result in certain amendments to the certificate of approval for operation of the mine. Proper consultation was required as to future permit applications.

(c)  DEFERRED REVENUE

Deferred revenue represents premiums received relating to derivative transactions. The following table summarizes the years in which the deferred revenue is expected to be recorded in income.

                 Year                          Amount
                 ----                        ----------
                 1998                          $ 20,085
                 1999                            17,923
                 2000                             2,216
                 2001                             1,499
                 2002                             1,692
                                               --------
                 Total                           43,415
                 Less current portion           (20,085)
                                               --------
                                               $ 23,330
                                               --------
                                               --------

(d) DERIVATIVE TRANSACTIONS

The Company engages in derivative transactions in order to attempt to mitigate the impact of fluctuations in gold, copper, and foreign currency prices.

The credit risk related to derivative transactions is limited to the unrealized gains on outstanding contracts based on current market prices. The Company believes it has minimized credit risk by dealing with large creditworthy institutions and by limiting credit exposure to each.

(i) At December 31, 1997, all forward contractual arrangements for the delivery of gold by the Company had either been fulfilled or closed out, and no new forward contractual arrangements had been entered into.

(ii) At December 31, 1997, the Company's gold call option position was as follows:

                            Gold Call Options     U.S. Strike Price
                 Year               Sold (oz)               (per oz)
                 ------     -----------------     ------------------
                 1998                 590,000                   $334
                 1999                 311,360                   $330
                 2000                 171,360                   $343
                 2001                  81,360                   $341
                 2002                  81,360                   $351
                                    ---------
                                    1,235,440
                                    ---------
                                    ---------

The Company received $16,685,000 of premiums on the sale of these options. Due to the volatility of gold prices and foreign exchange rates, it is not practicable to determine a fair value for these options with sufficient reliability.

(iii) At December 31, 1997, the Company's gold put option position was as follows:

                            Gold Put Options     U.S. Strike Price
                 Year              Sold (oz)              (per oz)
                 ------     ----------------     -----------------
                 1998                 90,000                  $369
                                      ------
                                      90,000
                                      ------
                                      ------

The Company marks to market these contracts based on the spot price of gold at the date of the balance sheet, which resulted in an unrealized loss of approximately $10,000,000.

(iv) At December 31, 1997, the Company had contractual agreements, in United States dollars, to deliver the following Tonnes of copper:

                                  Copper               U.S. Strike Price
    Year                   (metric tons)        per metric ton (dollars)
    ----                   -------------        ------------------------
    1998                         12,000                         $2,133
                                 ------
                                 12,000
                                 ------
                                 ------

The Company received $893,000 of premiums on the sale of these options.

(v) At December 31, 1997, the Company had contractual agreements to purchase the following ounces of gold:

                     Gold Forward            U.S. Strike Price
      Year          Purchase (oz)                     (per oz)
      ----          -------------            -----------------
      1998                 84,707                         $387
                           ------                         ----
                           84,707                         $387
                           ------                         ----
                           ------                         ----

The Company marks to market these contracts based on the spot price of gold at the date of the balance sheet, which resulted in an unrealized loss of approximately $11,327,000.

(vi) At December 31, 1997, the Company's obligations to sell U.S. dollars were as follows:

                 U.S. Dollars   Exchange Rate          Carrying          Fair
      Year            (000's)        (C$/US$)            Amount         Value
      ----       ------------   -------------          --------         -----
      1998           $294,927          1.3565         $(13,079)      $(20,608)
      1999            120,000          1.4020              582         (1,543)
                     --------          ------         --------       --------
                     $414,927          1.3602         $(12,497)      $(22,151)
                     --------          ------         --------       --------
                     --------          ------         --------       --------

The Company marks to market these contracts based on the applicable exchange rate at the date of the balance sheet, which resulted in an unrealized loss of $12,497,000 net of deferred revenue premiums of approximately $9,654,000. See
Note 12(c).

(e)     OPERATING ROYALTIES

(i) Under the terms of the Hope Brook Mine Asset Purchase Agreement, the Company was obligated to pay an operating royalty through 1996 when the average price of gold exceeded US$380 per ounce. Amounts payable have varied between $1,300,000 and $3,300,000. In both 1996 and 1995, the Company was obligated to pay $1,300,000. This royalty expired at December 31, 1996.

(ii) Under the terms of the Colomac Mine Asset Purchase Agreement, the Company is obligated to pay an operating royalty when the average price of gold exceeds US$400 per ounce. Amounts payable vary between $1.0 million and $2.0 million annually depending on the average price of gold. In respect of 1997, no amount was payable under this royalty (1996 - nil; 1995 - nil). Obligations under this agreement expire in 1999.

(iii) At Timmins, the Company has a renewable 10-year lease on a portion of the Hoyle property which requires the payment of a minimum annual rent of $100,000, which is credited against a production royalty, being the higher of $0.75 per ton or a 2% net smelter return royalty. The Nighthawk Mine is also subject to a royalty, being the higher of $0.003 times tons produced times dollars per ounce of gold or 20% of the net profits.

13.    NET CHANGE IN OTHER OPERATING ITEMS

                                                  December 31
                                    ----------------------------------------
                                         1997           1996           1995
                                         ----           ----           ----
      Cash provided by (used for)
       Receivables                  $ (14,031)      $(10,354)      $   (296)
       Inventories                     17,924        (17,708)        (9,886)
       Prepaid expenses                 2,562         (2,108)          (799)
       Accounts payable               103,179          7,454            986
       Accrued payroll costs             (702)        (1,753)          (383)
       Taxes payable                   (2,171)           543            935
       Deferred revenue                 9,524          4,180          5,593
       Interest payable                   151         10,180             --
       Other current liabilities      (13,753)         7,243          1,855
                                     --------        -------        -------
                                     $102,683        $(2,323)       $(1,995)
                                     --------        -------        -------
                                     --------        -------        -------

14.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Reconciliation of net income (loss) in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") to net income (loss) in accordance with United States generally accepted accounting principles ("U.S. GAAP") is as follows:

                                                  December 31
                                    ----------------------------------------
                                         1997           1996           1995
                                         ----           ----           ----
Net income (loss) in accordance
 with Canadian GAAP                 $(135,215)       $(5,985)        $23,169

Increase in expenses:
   Depreciation and amortization       (6,925)        (4,506)        (5,633)
   Employee benefit plans                (623)          (193)          (359)
   Foreign currency translation
     loss on senior subordinated
     notes                            (10,294)            --             --
                                    ----------      ---------        -------
Net income (loss) in accordance
 with U.S. GAAP                     $(153,057)      $(10,684)        $17,177
                                    ----------      ---------        -------
                                    ----------      ---------        -------
Earnings (loss) per share in
 accordance with U.S. GAAP:
Basic earnings (loss)                  $(1.10)        $(0.08)         $0.15
Diluted earnings (loss)                $(1.10)        $(0.08)         $0.14

The effects on the balance sheets of the Company at December 31, prepared in accordance with U.S. GAAP, are:

                                                  December 31
                                      --------------------------------------
                                         1997           1996         1995
                                         ----           ----         ----
 Increase (decrease):
   Property, plant and equipment       $  (2,203)      $  4,722    $(11,794)
   Prepaid expenses (pension asset)    $  (1,175)      $   (552)   $  ( 359)
   Deferred charges                    $ (10,658)      $     --    $     --
   Deferred income taxes               $  13,005       $ 19,377    $     --
   Retained earnings                   $ (27,041)      $(15,207)   $(12,153)

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

Pension expense is determined each year based on actuarial recommendations. The actuarial assumptions applied in determining the expense in accordance with U.S. GAAP include a discount rate on the benefit obligation, rate of compensation increases and long-term rate of return on the plan assets of 7.5%, 7.0% and 8.5%, respectively. Assets of the plans are held in a range of investments, which include fixed-income securities, equities and money market securities. At January 1, 1987, as a result of an actuarial valuation of the plans, a surplus was identified which is being amortized over the estimated average remaining service lives of the employees (EARSL) which, for the Company's defined benefit pension plans, ranges from 12 to 18 years.

The components of pension expense, for the Company's defined benefit pension plans, calculated in accordance with U.S. GAAP are as follows:

                                                  December 31
                                      --------------------------------------
                                         1997           1996         1995
                                         ----           ----         ----
 Service cost benefits earned
   during the year                     $2,013         $1,688         $1,374
 Interest cost on projected
   benefit obligation                   2,768          2,710          2,541
 Return on plan assets                 (2,556)        (6,707)        (4,999)
 Other                                   (618)         3,750          2,575
                                       ------         ------         ------
                                       $1,607         $1,441         $1,491
                                       ------         ------         ------
                                       ------         ------         ------

The funded status and amounts recognized under U.S. GAAP for the Company's defined benefit pension plans are as follows:


                                                                                  December 31
                                                         ------------------------------------------------------------
                                                                     1997                           1996
                                                         -------------   -------------  -------------   -------------
                                                           Plans where     Plans where    Plans where     Plans where
                                                         assets exceed     accumulated  assets exceed     accumulated
                                                           accumulated        benefits    accumulated        benefits
                                                              benefits   exceed assets       benefits   exceed assets
                                                         -------------   -------------  -------------   -------------
Plans' assets at market value                                  $26,056         $17,790        $43,346           $  --

Projected benefits based on:
  Employment service to date and present pay levels
    Vested                                                      19,273          19,372         33,093              68
    Non-vested                                                     215             142            125              19
  Additional amount related to compensation increases            3,745             429          3,692             253
                                                               -------         -------        -------           -----
Projected benefit obligations                                   23,233          19,943         36,910             340
                                                               -------         -------        -------           -----

Plans' assets in excess of (less than) projected benefit
  obligations                                                    2,823          (2,153)         6,436            (340)
Unamortized January 1, 1987 surplus, net                        (1,575)           (522)        (2,402)             --

Unamortized net experience (gains) losses                       (1,502)          3,781         (2,189)             --

Unamortized prior service cost                                      --           1,497          1,301             340

Adjustment for minimum liability                                    --              --             --             (87)
                                                               -------         -------        -------           -----
Prepaid (accrued) pension cost                                 $  (254)        $ 2,603        $ 3,146           $ (87)
                                                               -------         -------        -------           -----
                                                               -------         -------        -------           -----

In addition to the defined benefit pension plans noted above, the Company maintains a defined contribution pension plan for certain of its hourly employees. Under this plan, the Company contributes 2.5% of each member's base earnings to the pension plan. The pension expense for the year under this pension plan was $113,000 (1996 - $191,000; 1995 - $192,000).

(c)  FOREIGN EXCHANGE GAINS AND LOSSES ON LONG-TERM FOREIGN DEBT

Under U.S. GAAP, foreign exchange gains and losses arising from the translation of long-term foreign debt are recognized in income in the period when exchange rates change, whereas under Canadian GAAP, such foreign exchange gains and losses are deferred and amortized on a pro rata basis over the remaining life of the debt.

(d)  INCOME TAXES

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

                                                                   December 31
                                                    --------------------------------------
                                                        1997           1996         1995
                                                        ----           ----         ----
   Deferred Tax Liabilities:
     Exploration expenditures                       $  9,842        $    --       $  4,643
     Mining properties and deferred development        7,880         12,212          6,979
     Pension asset                                     1,228          1,215            985
     Investments                                         357          1,057          1,057
     Other                                                --             --             --
                                                     -------        -------       --------
                                                     $19,307        $14,484       $ 13,664
                                                     -------        -------       --------
                                                     -------        -------       --------
   Deferred Tax Assets:
     Exploration expenditures                        $    --        $ 4,401       $      -
     Provision for loss on marketable securities       9,664            515             --
     Provision for loss on derivatives                 7,464             --             --
     Provisions for loss on foreign currency
       contracts                                       4,374          2,832          3,567
     Property, plant and equipment                     8,414          5,283          7,670
     Accrued reclamation costs                         9,689            912            648
     Other                                               873            647          1,030
     Valuation allowance                             (21,171)          (106)        (2,134)
                                                     -------        -------       --------
                                                     $19,307        $14,484       $ 10,781
                                                     -------        -------       --------
                                                     -------        -------       --------

The net change in the valuation allowance from prior year-end was an increase of $21,065,000.

(e)  STOCK BASED COMPENSATION

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

                                                      December 31
                                              --------------------------
                                                 1997             1996
                                              -----------    -----------
     Net Income (Loss)
       In accordance with U.S. GAAP           $(153,057)      $(10,684)
       Pro Forma                              $(154,659)      $(11,475)

     Basic EPS
       In accordance with U.S. GAAP              $(1.10)        $(0.08)
       Pro Forma                                 $(1.11)        $(0.08)

     Diluted EPS
       In accordance with U.S. GAAP              $(1.10)        $(0.08)
       Pro Forma                                 $(1.11)        $(0.08)

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the outstanding stock options at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                                             1997                                     1996
                                              ----------------------------------------      --------------------------
                                                                              Weighted
                                                                               Average
                                                                              Exercise
                                                 Shares  Exercise Price          Price         Shares   Exercise Price
                                              ---------  --------------       --------      ---------   --------------
     Outstanding at beginning of year         2,854,500   $1.60 - $6.75          $4.75      2,462,166      $0.48-$6.25
     Granted                                  2,622,500   $1.50 - $4.45           2.58      1,482,000      $2.27-$6.75
     Exercised                                  (95,000)  $1.60 - $4.50           2.40       (714,666)     $0.48-$4.50
     Canceled/Expired                          (334,500)  $1.50 - $4.38           4.20       (375,000)     $4.50-$5.41
                                              ---------   -------------          -----      ---------      -----------
     Outstanding at end of year               5,047,500   $1.50 - $6.75          $3.68      2,854,500      $1.60-$6.75
                                              ---------   -------------          -----      ---------      -----------
                                              ---------   -------------          -----      ---------      -----------
     Exercisable at end of year               2,150,498   $1.50 - $6.25          $4.69      1,324,500      $1.60-$6.38

The weighted average fair value of options granted during 1997 and 1996 are $1.86 and $2.48, respectively.

2,150,498 of the 5,047,500 options outstanding at December 31, 1997 are exercisable and have exercise prices of $1.50 to $6.75 and a weighted average remaining contractual life of 3 years. The remaining 2,897,002 options have exercise prices of $1.50 - $6.75 and a weighted average remaining contractual life of 6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates ranging from 5.47 to 5.29 percent and 4.49 and 5.80 percent; expected dividend yields of zero percent and zero percent; expected lives of 6 years and 5 years; and expected volatility of 118 and 48 percent.

(f)  EARNINGS PER SHARE

The Company implemented SFAS No. 128, "Earnings per Share," effective for its December 31, 1997 financial statements. Accordingly, earnings per share data have been restated for all periods presented. This standard requires the presentation of both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as common stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year.

COMPUTATIONS OF EARNINGS PER COMMON SHARE

                                                                1997           1996           1995
                                                             ----------     ----------      --------
BASIC INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
  Net income (loss) in accordance with U.S. GAAP             $(153,057)      $(10,684)       $17,177
                                                             ---------       --------        -------
                                                             ---------       --------        -------
  Weighted average number of shares outstanding (000's)        138,892        136,758        117,900
                                                             ---------       --------        -------
                                                             ---------       --------        -------
  Basic income (loss) per share                                 $(1.10)        $(0.08)         $0.15
                                                             ---------       --------        -------
                                                             ---------       --------        -------
DILUTED INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
  Net income (loss) in accordance with U.S. GAAP             $(153,057)      $(10,684)       $17,177
                                                             ---------       --------        -------
                                                             ---------       --------        -------
  Shares
  Weighted average number of shares outstanding (000's)        138,892        136,758        117,900
    Assuming exercise of stock options reduced by the
      number of shares which could have been purchased
      with the proceeds from exercise of such options               --             --            401
    Assuming exercise of stock warrants reduced by the
      number of shares which could have been purchased
      with the proceeds from exercise of such warrants              --            --             280
                                                             ---------       --------        -------
  Weighted average number of shares outstanding (000's),
      as adjusted                                              138,892        136,758        118,581
                                                             ---------       --------        -------
                                                             ---------       --------        -------
  Diluted income (loss) per share                               $(1.10)        $(0.08)         $0.14
                                                             ---------       --------        -------
                                                             ---------       --------        -------

All options and warrants outstanding in 1997 and 1996 were considered antidilutive due to the net losses. In 1995, options to purchase 410,000 shares of common stock were outstanding during the year, but were not included in the computation because the exercise price of the options was greater than the average market price of the common shares during the year. In addition, 3,000,000 warrants to purchase shares of common stock were not included because the exercise price of $8.75 was greater than the average market price of the common shares. See Note 14(e) for additional information.

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

As a result of these transactions, the Company issued 19,011,883 common shares of the Company and paid approximately $56 million in cash pursuant to the Plan of Arrangement. The January 11, 1996 closing price on The Toronto Stock Exchange for the Company's common shares was $6.00. This price was used to value the common shares of the Company issued under the Plan of Arrangement. At the time of acquisition, St. Philips, with its wholly-owned subsidiary, and El Condor, jointly owned the Kemess South property. El Condor owned 100% of the Kemess North property.

The following table outlines the details of the purchase price and its allocation to the assets and liabilities acquired:

                                                              Geddes        El Condor     St. Philips        Total
                                                             ---------      ---------     -----------      ----------
      Purchase price:
        Cash paid, including open-market purchases            $  3,220      $  34,222       $  38,562      $  76,004
        Issue of common shares                                  37,650         76,421              --        114,071
                                                              --------      ---------       ---------      ---------
                                                                40,870        110,643          38,562        190,075
   Initial carrying value of Geddes                              9,192             --              --          9,192
   Transaction and other costs                                   2,290            680             679          3,649
                                                              --------      ---------       ---------      ---------
                                                                52,352        111,323          39,241        202,916
   Cash and cash equivalents acquired from companies              (561)            (1)           (378)          (940)
                                                              --------      ---------       ---------      ---------
                                                               $51,791       $111,322         $38,863       $201,976
                                                              --------      ---------       ---------      ---------
                                                              --------      ---------       ---------      ---------

   Allocated to:
      Property, plant and equipment                            $52,101       $112,087         $39,015       $203,203
      Other assets                                                  31            151               9            191
      Total liabilities                                           (341)          (916)           (161)        (1,418)
                                                              --------      ---------       ---------      ---------
                                                               $51,791       $111,322       $  38,863       $201,976
                                                              --------      ---------       ---------      ---------
                                                              --------      ---------       ---------      ---------

The following shows pro forma what the results of operations would have been if the acquisition had occurred at the beginning of the period:

                                                                Twelve months ended
                                                              -----------------------
                                                                1996           1995
                                                              --------       --------
  Revenue                                                     $255,168       $208,311
  Net income (loss)                                           $ (5,985)      $ 17,366
  Earnings (loss) per share - basic                           $  (0.04)      $   0.13
  Earnings (loss) per share - fully diluted                   $  (0.04)      $   0.13


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

                        Capital assets         $15.9 million
              Miscellaneous net assets           0.1 million
                                               -------------
  Purchase price, net of cash acquired         $16.0 million
                                               -------------
                                               -------------

16.  CLOSURE COSTS AND WRITE-DOWN OF RESOURCE PROPERTIES AND OTHER ASSETS

In 1997, as a result of the decline in the price of gold and diminishing mineable ore reserves at the Colomac Mine, the Company made a pre-tax provision of $39.7 million for the write-down of the Colomac assets.

In 1996, the Company announced it would close the Hope Brook Mine in 1997. In addition, as a result of a reclassification of mineable reserves at the Colomac Mine in the Northwest Territories, a provision was made to decrease the carrying value of the Colomac property. In 1996, the Company provided for the revaluation of the carrying value of the Hope Brook and Colomac assets, and for a provision for closure costs at Hope Brook. These charges were approximately $37.6 million in total. This comprises $10.1 million for closure costs at Hope Brook, the revaluation of Hope Brook assets by a reduction of $10.1 million, and revaluation of Colomac assets by a reduction of $17.4 million.

17.  RECLAMATION AND ENVIRONMENTAL REMEDIATION

Where feasible, reclamation is conducted concurrently with mining. In general the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetation of various portions of a site once mining and mineral processing operations are completed. These reclamation activities are conducted in accordance with detailed plans which have been reviewed and where applicable approved by the appropriate regulatory agencies. In Ontario, the Northwest Territories and British Columbia the Company is required to post security against all or part of the estimated costs of such reclamation. The Company has completed and filed reclamation plans for all of its active operations. Reclamation plans have also been prepared for most of the Company's inactive mine sites and reclamation is well advanced at many of these sites.

Although the ultimate amount of the obligation to be incurred is uncertain, the Company has currently estimated these future costs to be $41.2 million. The Company has accrued $24.7 million of reclamation and closure costs through December 1997 and will charge the remaining amount to operations, over the remaining lives of its operations, on a unit-of-production basis.

At December 31, 1997, the Company had reclamation deposits of $14.3 million of cash and cash equivalents restricted for reclamation purposes. The Company believes that the current salvage value of its assets at its various minesites will be sufficient to fund the majority of these reclamation costs.

During 1995, the Company acquired 100% of the Red Mountain property located in northwestern British Columbia for $1. The Company assumed the environmental liabilities, estimated at $3.0 million, as part of this purchase. The vendor will receive a production royalty on all production from the property.

The following table summarizes environmental costs incurred by the operating mines in 1997:

                        Capital          Operating
                      Improvements         Costs
                      ------------       ----------
      Active
        Giant             $239             $  820
        Pamour             294                451
      Inactive
        Colomac            245                193
        Hope Brook          --              1,282
                          ----             ------
                          $778             $2,746
                          ----             ------
                          ----             ------

Costs for 1998 are expected to be comparable for the mines in operation. The Hope Brook Mine and the Colomac Mine have been placed on care and maintenance and these costs are expected to total approximately $2 million in 1998.

18.  DEFERRED CHARGES AND OTHER ASSETS

                                                         1997         1996
                                                        -------      ------
Deferred finance costs on long-term debt                $ 9,041      $8,787
Amortization of deferred finance costs                   (1,251)       (337)
Deferred foreign exchange (gain) loss on
  long-term foreign debt                                 10,658          --
Amortization of foreign exchange (gain) loss
  on long-term foreign debt                                (364)         --
Other assets                                              2,058         771
                                                        -------      ------
                                                        $20,142      $9,221
                                                        -------      ------
                                                        -------      ------

19.  SUBSEQUENT EVENTS

(a)  SENIOR SECURED DEBENTURES

In January 1998, the Company completed the sale of senior secured debentures (the "Senior Debentures") in the principal amounts of $19,500,000 and US$30,700,000 maturing on January 20, 2003. The Senior Debenture denominated in Canadian dollars bears interest, payable quarterly commencing June 30, 1998, at the Canadian prime rate plus 5% from December 31, 1997 to and including January 9, 2001 and at the Canadian prime rate plus 6.5% from January 10, 2001 to and including the maturity date, and the Senior Debentures denominated in U.S. dollars bear interest, payable quarterly commencing June 30, 1998, at the U.S. six-month LIBOR rate plus 5% from December 31, 1997 to and including January 9, 2001 and at the U.S. six-month LIBOR rate plus 6.5% from January 10, 2001 to and including the maturity date. The Senior Debentures are secured by liens against all present and after acquired property, undertaking and assets of the Company (except the Windy Craggy property) including, but not limited to, a security debenture, general security agreement and assignments of the Company's interests in all material mining claims, concessions and leases relating to the Kemess mine. The Senior Debentures are redeemable, in whole or in part, at any time at the option of the Company in aggregate US$5,000,000 amounts at 101% of such principal prepayment amount if prepaid prior to January 20, 2002 and thereafter at 100% of the principal prepayment amount and on a Change of Control of the Company (as defined), as may be required by the holders of the Senior Debentures, at 101% of the principal amount of the debentures plus interest and any other amounts outstanding thereunder. The Senior Debentures contain covenants which limit the amount of additional debt that may be assumed by the Company. On or about March 17, 1998, the Company notified the holders of the Senior Debentures that the Company was in default of certain covenants of the Senior Debentures in that the Company had exceeded the allowable amount of trade payables over 90 days. The Company is in technical default under covenants of the Senior Debentures, although it has not received any written demand notice from the holders of the Senior Debentures.

In the event the Company is successful in obtaining additional financing, it intends to retire the Senior Debentures by paying them in full. See Note 1 for a description of the non-binding term sheet the Company has entered into for an additional US$120 million debt financing.

(b)  SHAREHOLDER RIGHTS PLAN

On February 10, 1998, the Board of Directors adopted, subject to regulatory and shareholder approvals, a Shareholder Rights Plan (the "Rights Plan"), the terms of which are set forth in a Shareholder Rights Plan Agreement dated as of February 25, 1998 between the Company and Montreal Trust Company of Canada (the "Rights Plan Agreement"). Under the Rights Plan, a right to purchase one of the Company's common shares (the "Right") was issued for each outstanding common share to the Company's shareholders of record on February 25, 1998. The Rights expire in 2002 and initially are not separate from the Company's common shares nor are they represented by separate certificates. However, should a triggering event occur, as defined in the Rights Plan Agreement (including the acquisition by a single entity of 20% or more of the Company's common shares), a holder of a Right (other than the acquiror of 20% or more of the Company's common shares) becomes entitled to purchase one share of the Company's common shares for each Right at a 50% discount of market price. Under the Rights Plan Agreement, purchases of common shares that are made pursuant to certain permitted bids, as defined in the Rights Plan Agreement, do not constitute a triggering event. Subject to certain terms and conditions specified in the Rights Plan Agreement, the Rights may be redeemed by the Company for a price of $0.0001 per Right.

SUPPLEMENTARY DATA

The following tables set forth selected quarterly financial data for the years ended December 31, 1997 and 1996 (unaudited):


                                                                         Year ended December 31, 1997
                                                          ---------------------------------------------------------
                                                               1st            2nd            3rd            4th
Production Statistics                                     ------------   ------------   ------------   ------------
---------------------
Ore milled - tons                                            1,262,578      1,603,901      1,443,740        937,883
Production - gold ounces                                        85,080        104,845         94,505         66,919

Financial Information
---------------------
(000's omitted except per share amounts)
Operating revenue
  - Canadian GAAP                                              $47,974        $58,872        $53,926        $30,395
  - US GAAP                                                    $47,974        $58,872        $53,926        $30,395
Operating income (loss)
  - Canadian GAAP                                              $(9,192)      $(11,865)         $(208)      $(41,583)
  - US GAAP                                                    ($9,970)       $(8,732)         $(150)      $(51,544)
Net income (loss)
  - Canadian GAAP                                              $(8,113)      $(52,089)       $(2,362)      $(72,651)
  - US GAAP                                                    $(8,891)      $(48,956)       $(3,149)      $(92,061)
Earnings (loss) per share*
  - Canadian GAAP                                               $(0.06)        $(0.38)        $(0.02)        $(0.52)
  - US GAAP                                                     $(0.07)        $(0.35)        $(0.02)        $(0.66)

                                                                         Year ended December 31, 1997
                                                          ---------------------------------------------------------
                                                               1st            2nd            3rd            4th
Production Statistics                                     ------------   ------------   ------------   ------------
---------------------
Ore milled - tons                                            1,334,988      1,358,152      1,500,285      1,579,346
Production - gold ounces                                        88,196         91,447        104,012        105,548

Financial Information
---------------------
(000's omitted except per share amounts)
Operating revenue
  - Canadian GAAP                                              $51,049        $54,797        $77,323        $71,999
  - US GAAP                                                    $51,049        $54,797        $77,323        $71,999
Operating income
  - Canadian GAAP                                                 $881         $4,514        $16,084         $7,726
  - US GAAP                                                       $165         $2,997        $14,881         $6,799
Net income (loss)
  - Canadian GAAP                                               $1,356         $3,749        $10,216       $(21,306)
  - US GAAP                                                       $891         $2,763         $9,365       $(23,703)
Earnings (loss) per share*
  - Canadian GAAP                                                $0.01          $0.03          $0.07         $(0.15)
  - US GAAP                                                      $0.01          $0.02          $0.07         $(0.17)

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Part III (Items 10, 11, 12, and 13) will be included in and is hereby incorporated by reference to the Company's Management Information Circular (Proxy Statement) to be provided in connection with the Company's 1998 Annual Meeting of Shareholders which involves the election of directors and which will be filed within 120 days after December 31, 1977, the close of the Company's 1997 fiscal year. For a description of the Company's Executive Officers, see "Executive Officers of the Registrant" following Item 4 in Part I herein.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          The financial statements filed as part of this report are listed on the index in Item 8.

     2.   Financial Statement Schedules:

          No financial statement schedules are required.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on October 16, 1997, regarding a press release from the Company, announcing third quarter 1997 results.

     A report on Form 8-K was filed October 21, 1997, regarding a press release from the Company, announcing the Company's view that recent reports undervalued the Kemess South project.

     A report on Form 8-K was filed November 18, 1997, regarding a press release from the Company, announcing the signing of a long-term agreement for sale of the Kemess concentrate.

     A report on Form 8-K was filed December 18, 1997, regarding a press release from the Company, announcing execution of commitment letters with a group of institutions who have committed to purchase US$45 million of Senior Secured Debentures.

     (c)  Exhibits:

     Exhibits identified on page 80, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROYAL OAK MINES INC.


Dated:  April 14, 1998             By:/s/    MARGARET K. WITTE
                                      ----------------------------------------
                                             Margaret K. Witte
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Name and Signature                 Title                          Date
      ------------------                 -----                          ----

 By:  /s/  JOSEPH A. BRAND              Controller                April 14, 1998
      ------------------------------
      Joseph A. Brand

 By:  /s/  JAMES H. WOOD                Chief Financial Officer   April 14, 1998
      ------------------------------
      James H. Wood

 By:  /s/  ROSS F. BURNS                Director                  April 14, 1998
      ------------------------------
      Ross F. Burns

 By:  /s/  MATTHEW GAASENBEEK           Director                  April 14, 1998
      ------------------------------
      Matthew Gaasenbeek

 By:  /s/  J. CONRAD LAVIGNE            Director                  April 14, 1998
      ------------------------------
      J. Conrad Lavigne

 By:  /s/  GEORGE W. OUGHTRED           Director                  April 14, 1998
      ------------------------------
      George W. Oughtred

 By:  /s/  WILLIAM J. V. SHERIDAN       Director                  April 14, 1998
      ------------------------------
      William J. V. Sheridan

 By:  /s/  MARGARET K. WITTE            Director                  April 14, 1998
      ------------------------------
      Margaret K. Witte

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

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

4.2    Form of Exchange Note (contained in Exhibit 4.1 as Exhibit B thereto).

4.3 First Supplemental Indenture, dated as of December 31, 1997, by and among the Company, and Chase Manhattan Trust Company, National Association, the successor to Mellon Bank, F.S.B., as Trustee.(1)

4.4 Second Supplemental Indenture, dated as of January 31, 1998, by and among the Company, and Chase Manhattan Trust Company, National Association, the successor to Mellon Bank, F.S.B., as Trustee.(1)

10.1 Employment Agreement dated July 21, 1995 between Margaret K. Witte, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. (incorporated by reference to Royal Oak Mines Inc. Form 10-K for the year ended December 31, 1995).(2)

10.2 Employment Agreement dated July 21, 1995 between Ross F. Burns, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. (incorporated by reference to Royal Oak Mines Inc. Form 10-K for the year ended December 31,
       1995).(2)

10.3 Employment Agreement dated July 21, 1995 between J. Graham Eacott, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated February 16, 1996 (incorporated by reference to Royal Oak Mines Inc. Form 10-K for the year ended December 31, 1995).(2)

10.4 Employment Agreement dated July 21, 1995 between John R. Smrke, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated February 16, 1995 (incorporated by reference to Royal Oak Mines Inc.
       Exhibit 10.5 Form 10-K for the year ended December 31, 1995).(2)

10.5 Employment Agreement dated May 22, 1997 between Edmund Szol, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated August 1, 1997.(1)(2)

10.6 Employment Agreement dated July 21, 1995 between James H. Wood, Arctic Precious Metals, Inc. and Royal Oak Mines Inc. and amendment dated February 16, 1995 (incorporated by reference to Royal Oak Mines Inc.
       Exhibit 10.7 Form 10-K for the year ended December 31, 1995).(2)

10.7 Senior Secured Debenture in the principal amount of U.S.$16,100,000 dated as of December 31, 1997 issued by the Company to Goldman, Sachs & Co.(1)

10.8 Amending Agreement dated as of January 23, 1998 between the Company and Goldman, Sachs & Co., amending Senior Secured Debenture in the principal amount of U.S.$16,100,000 dated as of December 31, 1997.(1)

10.9   Form of Employee Stock Option Agreement (incorporated by reference to
       Exhibit 4 to the Company's Form S-8 Registration Statement filed December 18, 1996).(2)

10.10 Arrangement Agreement dated as of August 29, 1995, between Royal Oak Mines Inc., El Condor Resources Ltd., St. Philips Resources Inc. and Geddes Resources Limited (incorporated by reference from the Joint Management Proxy Circular dated September 1, 1995, starting at page A-1, filed by El Condor Resources Limited (File No. 0-19555)).

10.11 Loan Agreement dated as of July 31, 1997 between the Company and Export Development Corporation.(1)

10.12 Senior Secured Debenture in the principal amount of Can.$19,500,000 dated as of December 31, 1997 issued by the Company to DDJ Canadian High Yield Fund.(1)

10.13 Amending Agreement dated as of January 23, 1998 between the Company and DDJ Canadian High Yield Fund amending Senior Secured Debenture in the principal amount of Can.$19,500,000 dated as of December 31, 1997.(1)

10.14 Senior Secured Debenture in the principal amount of U.S.$14,600,000 dated as of December 31, 1997 issued by the Company to Mellon Bank, N.A., solely in its capacity as Trustee for General Motors Employees Domestic Group Pension Trust.(1)

10.15 Amending Agreement dated as of January 23, 1998 between the Company and Mellon Bank, N.A., solely in its capacity as Trustee for General Motors Employees Domestic Group Pension Trust amending Senior Secured Debenture in the principal amount of U.S.$14,600,000 dated as of December 31, 1997.(1)

21     Subsidiaries of registrant.(1)

23     Consent of Arthur Andersen & Co.(1)

27     Financial Data Schedule.(1)


---------------------------------
(1)    Filed herewith.
(2) Management contracts or compensatory plans or arrangements filed pursuant to Item 14(c) of Form 10-K.