Form 10-Q
period 1998-03-31
ROYAL OAK MINES INC
filed 1998-05-15
CIK 41304

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to _______

                         Commission File Number 1-4350


                             ROYAL OAK MINES INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

ONTARIO, CANADA                                          98-0160821
----------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

c/o Royal Oak Mines (USA) Inc.
5501 Lakeview Drive
Kirkland, Washington
U.S.A.                                                    98033
----------------------------------                       ----------------------
(Address of principal executive offices)                  (Postal/Zip Code)

(425) 822-8992
----------------------------------
Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes    No X
                                             --     --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding as of April 30, 1998 was 140,865,079, including 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and which may not be voted and are not considered outstanding for earnings per share calculations.

===============================================================================

                                  INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                                 3
Item 1.  Consolidated Financial Statements of Royal Oak Mines Inc. and
         Subsidiaries (All statements are unaudited except for the
         December 31, 1997 Consolidated Balance Sheet, which has
         been audited.)

         Consolidated Balance Sheets -March 31, 1998 and                       4
         December 31, 1997

         Consolidated Statements of Income - Three Months Ended                5
         March 31, 1998 and 1997

         Consolidated Statements of Cash Flow - Three Months Ended             6
         March 31, 1998 and 1997

         Notes to Consolidated Financial Statements (unaudited)                7

Item 2.  Management's Discussion and Analysis of Financial Condition          13
         and Results of Operations

PART II - OTHER INFORMATION                                                   18

Item 1.  Legal Proceedings                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    20

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

All tabular amounts are in thousands of Canadian dollars, except as indicated.

                              Royal Oak Mines Inc.
                          Consolidated Balance Sheets
                           (unaudited - Cdn$ 000's)

                                                        March 31     December 31
                                                          1998          1997
                                                                      (audited)
                                                       ==========    ===========
ASSETS
Current Assets
   Cash and cash equivalents                           $       63     $      568
   Marketable securities                                      560          9,875
   Receivables                                             14,294         30,923
   Inventories (Note 4)                                    16,204         21,120
   Prepaid expenses                                         4,523          3,967
                                                       ----------     ----------
     Total Current Assets                                  35,644         66,453
Property, Plant and Equipment, net                        758,695        730,314
Long-Term Investments                                      12,373         12,145
Reclamation and Other Deposits                             14,360         14,332
Deferred Charges and Other Assets (Note 5)                 21,469         20,142
                                                       ----------     ----------
TOTAL ASSETS                                           $  842,541     $  843,386
                                                       ==========     ==========

LIABILITIES
Current Liabilities
   Accounts payable                                    $   77,980     $  123,586
   Accrued payroll costs                                    3,210          2,599
   Deferred revenue                                        16,066         20,085
   Capital leases                                           4,446          4,531
   Taxes payable                                            1,563          1,723
   Long-term debt interest payable                          4,579         10,326
   Accrued unrealized loss on derivatives                  18,258         21,327
   Other current liabilities                               14,387          9,135
                                                       ----------     ----------
     Total Current Liabilities                            140,489        193,312
Deferred Revenue                                           23,132         23,330
Other Liabilities (Note 6)                                 46,817         57,427
Long-Term Debt (Note 7)                                   310,895        250,338
Deferred Income Taxes                                       2,532          2,532
Minority Interest in Subsidiary Companies                      38             69
                                                       ----------     ----------
TOTAL LIABILITIES                                         523,903        527,008
                                                       ----------     ----------
SHAREHOLDERS' EQUITY
Capital Stock
   Common stock (Note 8)
     Authorized - unlimited
     Outstanding - 138,940,263 (Dec. 31, 1997 -
     138,940,263)                                        379,040        379,040
Deficit                                                  (60,402)       (62,662)
                                                       ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                                318,638        316,378
                                                       ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  842,541     $  843,386
                                                       ==========     ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                             Royal Oak Mines Inc.
                   Consolidated Statements of Income (Loss)
                 (unaudited - Cdn$ 000's except per share amounts)

                                                      Three months ended March 31
                                                      ---------------------------
                                                             1998            1997
                                                      ===========      ==========
REVENUE                                                $   22,429      $  47,974
                                                       ----------      ----------
EXPENSES
   Operating                                               18,231         42,978
   Care and maintenance                                     1,337             74
   Royalties and marketing                                    291            424
   Administrative and corporate                             2,246          2,652
   Depreciation and amortization                            4,004          5,553
   Reclamation                                                584          1,130
   Exploration and other                                      447          1,347
   Provision for (Recovery of) loss on foreign
   currency and commodity contracts                        (7,894)          3,008
                                                       ----------      ----------
      Total operating expenses                             19,246         57,166
                                                       ----------      ----------
OPERATING INCOME (LOSS)                                     3,183         (9,192)

OTHER INCOME (EXPENSE)
   Interest and other income (expense), net (Note 9)           (8)         1,713
   Interest expense                                          (297)          (118)
   Long-term debt interest                                 (8,208)        (6,344)
   Interest capitalized                                     8,208          4,420
   Foreign currency translation loss on long-term
   debt                                                      (292)        (2,538)
                                                       ----------      ----------
INCOME (LOSS) BEFORE UNDERNOTED                             2,586        (12,059)

   Income and mining taxes - current                         (420)          (326)
   Income and mining taxes - deferred                          --          4,221
   Minority interest                                           31             36
   Equity in income of associated companies                    63             15
                                                       ----------      ----------
NET INCOME (LOSS)                                           2,260         (8,113)
RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD         (62,662)        72,553
                                                       ----------      ----------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD            $  (60,402)     $  64,440
                                                       ==========      ==========
EARNINGS (LOSS) PER SHARE                              $     0.02      $   (0.06)
                                                       ==========      ==========
Weighted average number of common shares
 outstanding (000's)                                      138,940        138,845
                                                       ==========      ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                             Royal Oak Mines Inc.
                     Consolidated Statements of Cash Flow
                          (unaudited - Cdn$ 000's)

                                                             Three months ended March 31
                                                                    1998            1997
                                                             ===========     ===========
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net income (loss) for the period                             $  2,260     $   (8,113)
   Items not affecting cash:
     Depreciation and amortization                                 4,004          5,553
     Amortization of deferred finance costs                          425            239
     Deferred income tax                                              --         (4,221)
     Reclamation                                                     584          1,130
     Provision for (Recovery of) unrealized loss on foreign
       currency and commodity  contracts                          (6,539)         2,518
     Foreign currency translation on senior subordinated
       notes                                                         292          2,538
     Deferred charges and other                                      (96)          (132)
                                                              ----------     ----------
Cash flow                                                            930           (488)
Net change in other operating items (Note 10)                    (36,197)       (65,763)
                                                              ----------     ----------
Net cash used in operating activities                            (35,267)       (66,251)
                                                              ----------     ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Issue of common shares                                             --            112
   Capital lease obligation                                         (474)          (278)
   Issue of Senior Secured Debt                                   64,059             --
   Issue costs of long-term debt                                  (5,566)            --
                                                              ----------     ----------
Net cash provided by (used in) financing activities               58,019           (166)
                                                              ----------     ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Proceeds from asset sales                                       4,267             --
   Investment in other capital assets                            (36,446)       (46,275)
   BC Government assistance                                           --         30,965
   Investment in exploration and non-producing
     properties, net                                                (274)        (1,691)
   Change in other assets                                           (119)          (587)
                                                              ----------     ----------
Net cash used in investing activities                            (32,572)       (17,588)
                                                              ----------     ----------
DECREASE IN CASH AND MARKETABLE SECURITIES DURING PERIOD          (9,820)       (84,005)
CASH AND MARKETABLE SECURITIES AT BEGINNING OF PERIOD             10,443        198,356
                                                              ----------     ----------
CASH AND MARKETABLE SECURITIES AT END OF PERIOD                   $  623     $  114,351
                                                              ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                     14,010         13,317
     Income taxes                                                     --             40

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

Several conditions and events cast substantial doubt about the Company's ability to continue as a "going concern". The Company has experienced a liquidity problem, has a working capital deficiency as at March 31, 1998 and incurred a substantial loss in 1997. In addition, the Company has a substantial capital project underway, the construction of its Kemess Mine. Furthermore, substantial settlement payments may be required on the maturity of certain of the Company's commodity and currency contracts.

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

The Company is pursuing other financing arrangements in order to raise the capital it needs for the purposes as described above. A securities purchase agreement has been signed with Trilon Financial Corporation for the placement of US$120 million Senior Secured Notes. However, closing is subject to completion of final documents and other conditions. If the above financing is concluded, the Company believes it will have sufficient financial resources to continue operations.

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


2.  INTERIM FINANCIAL STATEMENTS ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 11. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1997.

The calculations of net earnings per share are based upon the weighted average number of common shares of the Company outstanding during each period (except as set forth in Note 8(b)). When outstanding convertible instruments materially dilute earnings per share, fully diluted earnings per share are disclosed.


3.   PRESENTATION

Certain amounts for 1997 have been reclassified to conform with the current year's presentation.


4.   INVENTORIES

                                                        March 31    December 31
                                                            1998           1997
                                                        --------    -----------
   Bullion in process                                   $  5,211     $    6,751
   Stores and operating supplies                          10,993         14,369
                                                        --------     ----------
   Inventories                                          $ 16,204     $   21,120
                                                        ========     ==========

5.   DEFERRED CHARGES AND OTHER ASSETS

                                                          March 31   December 31
                                                              1998          1997
                                                          --------   -----------
Deferred finance costs on long-term debt                  $ 14,608    $    9,041
Amortization of deferred finance costs                      (1,676)       (1,251)
Deferred foreign exchange loss on long-term foreign debt     7,155        10,658
Amortization of foreign exchange loss on long-term
 foreign debt                                                 (656)         (364)
Other assets                                                 2,038         2,058
                                                          --------   -----------
                                                          $ 21,469    $   20,142
                                                          ========   ===========

6.    OTHER LIABILITIES

                                                         March 31    December 31
                                                             1998           1997
                                                         --------    -----------
Provision for loss on foreign currency contracts         $  1,708      $  12,497
Accrued reclamation and provision for closure costs        25,251         24,682
Capital leases                                             19,446         19,835
Other                                                         412            413
                                                         --------    -----------
                                                         $ 46,817      $  57,427
                                                         ========    ===========

7.    LONG-TERM DEBT

                                                          March 31    December 31
                                                              1998           1997
                                                          --------    -----------
Unsecured Long-Term Debt
   US$175 million 11% Senior Subordinated Series B Notes  $247,905       $250,338
Secured Long-Term Debt
   US$30.7 million Senior Secured Debentures                43,490             --
   $19.5 million Senior Secured Debentures                  19,500             --
                                                          --------    -----------
                                                          $310,895       $250,338
                                                          ========    ===========

SENIOR SUBORDINATED NOTES

The US$175 million Senior Subordinated Series B Notes (the "Series B Notes") issued during 1996 and due in the year 2006 are unsecured obligations of the Company. The Series B Notes are subordinate in right of payment to all existing and allowable future senior secured indebtedness of the Company, as stated by the terms of the Series B Note debt limits. Interest on the Series B Notes is 11% per annum payable on February 15 and August 15 of each year. The Company has the right to redeem the Series B Notes in whole or in part at any time on or after March 15, 2001 and can at its discretion redeem an amount of up to 35% of the aggregate principal amount of the Series B Notes from proceeds of certain public equity offerings prior to or on August 15, 1999. Redemption rates vary by reason of redemption and year of redemption with the call rate declining through time. All Series B Notes and related interest payments are denominated in U.S. dollars.

Under the terms of the subordinated notes the Company must, in certain cases, meet certain financial and other tests in order to issue additional debt.

SENIOR SECURED DEBENTURES

In January 1998, the Company completed the sale of senior secured debentures (the "Senior Debentures") in the principal amounts of $19.5 million and US$30.7 million maturing on January 20, 2003. The Senior Debenture denominated in Canadian dollars bears interest, payable quarterly commencing June 30, 1998, at the Canadian prime rate plus 5% from December 31, 1997 to and including January 9, 2001 and at the Canadian prime rate plus 6.5% from January 10, 2001 to and including the maturity date, and the Senior Debentures denominated in U.S. dollars bear interest, payable quarterly commencing June 30, 1998, at the U.S. six-month LIBOR rate plus 5% from December 31, 1997 to and including January 9, 2001 and at the U.S. six-month LIBOR rate plus 6.5% from January 10, 2001 to and including the maturity date. The Senior Debentures are secured by liens against all present and after acquired property, undertaking and assets of the Company (except the Windy Craggy property) including, but not limited to, a security debenture, general security agreement and assignments of the Company's interests in all material mining claims, concessions and leases relating to the Kemess Mine. The Senior Debentures are redeemable, in whole or in part, at any time at the option of the Company in aggregate US$5.0 million amounts at 101% of such principal prepayment amount if prepaid prior to January 20, 2002 and thereafter at 100% of the principal prepayment amount and on a Change of Control of the Company (as defined), as may be required by the holders of the Senior Debentures, at 101% of the principal amount of the debentures plus interest and any other amounts outstanding thereunder. The Senior Debentures contain covenants which limit the amount of additional debt that may be assumed by the Company. On or about March 17, 1998, the Company notified the holders of the Senior Debentures that the Company was in default of certain covenants of the Senior Debentures in that the Company had exceeded the allowable amount of trade payables over 90 days. The Company is in technical default under covenants of the Senior Debentures, although it has not received any written demand notice from the holders of the Senior Debentures.

In the event the Company is successful in obtaining additional financing, as described in Note 1, it intends to retire the Senior Debentures by paying them in full.


8. CAPITAL STOCK

(a) Changes in capital

                                                        Number of
                                                           shares         Amount
                                                      -----------       --------
Balance, December 31, 1996                            140,770,079       $387,667
Issued for share purchase options                          25,000            112
                                                      -----------       --------
Balance, March 31, 1997 issued and outstanding        140,795,079        387,779
Company shares held by Witteck Development
  Inc.(see note 8(b))                                  (1,924,816)        (8,854)
                                                      -----------       --------
Balance, March 31, 1997 for financial reporting
  purposes                                            138,870,263       $378,925
                                                      ===========       ========

Balance, December 31, 1997                            140,865,079       $387,894
                                                      -----------       --------
Balance, March 31, 1998 issued and outstanding        140,865,079        387,894
Company shares held by Witteck Development
  Inc. (see note 11(b))                                (1,924,816)        (8,854)
                                                      -----------       --------
Balance, March 31, 1998 for financial
Reporting purposes                                    138,940,263       $379,040
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


9.  INTEREST AND OTHER INCOME (EXPENSE), NET

                                                   Three months ended March 31
                                                   ---------------------------
                                                          1998            1997
                                                   ===========     ===========
   Interest income                                         154           1,977
   Amortization of financing costs                        (425)           (239)
   Foreign exchange gain (loss)                            260            (252)
   Other, net                                                3             227
                                                   -----------     -----------
   Interest and other income (expense), net                 (8)          1,713
                                                   ===========     ===========

10.  NET CHANGE IN OTHER OPERATING ITEMS

                                                   Three months ended March 31
                                                   ---------------------------
                                                          1998            1997
                                                   ===========     ===========
  Cash provided by (used in):
   Receivables                                          16,629         (33,366)
   Inventories                                           4,916         (21,121)
   Prepaid expenses                                       (556)         (6,282)
   Accounts payable, accrued payroll and
     other current liabilities                         (52,809)          2,274

  Deferred revenue                                      (4,217)         (1,184)
  Income and other taxes payable                          (160)            584
  Long-term reclamation reclassified
    to current period                                       --          (6,668)
                                                   -----------     -----------
  Net change in other operating items                  (36,197)        (65,763)
                                                   ===========     ===========

11.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                                          Three months ended March 31
                                                                 1998            1997
                                                          ===========     ===========
Net income (loss) in accordance with Canadian GAAP             $2,260       $  (8,113)


Adjustments
 Depreciation and amortization                                 (4,229)           (778)
 Foreign currency translation loss on long-term debt            4,471              --
                                                          -----------     -----------
 Net income in accordance with U.S. GAAP                        2,502          (8,891)
                                                          ===========     ===========

Earnings (loss) per share in accordance with U.S. GAAP:
Basic earnings (loss)                                           $0.02        $  (0.07)
Diluted earnings (loss)                                         $0.02        $  (0.07)

The effects on the balance sheets of the Company at March 31, prepared in accordance with U.S. GAAP, are:

                                                       March 31      March 31
                                                      ----------     --------
                                                         1998          1997
                                                      ==========     ========
Increase (decrease):
Property, plant and equipment                          $(6,432)     $   3,944
Prepaid expenses (pension asset)                        (1,175)         $(552)
Deferred charges                                        (5,823)            --
Deferred income taxes                                   19,377      $  19,377
Retained earnings                                      (32,807)     $ (15,985)

During the year, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has no material comprehensive income.

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

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the three months ended March 31, 1998, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of Geddes Resources Limited and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $21.0 million as of March 31, 1998.

Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, requires that marketable securities be put into one of two categories: trading securities (securities which are bought and held principally for the purpose of selling them in the near term) or available-for-sale securities (investments not classified as trading securities). SFAS 115 requires that unrealized gains and losses on available-for-sale securities should be excluded from earnings and reported as a net amount in a separate component of shareholders= equity until realized. Canadian GAAP requires no recognition or reporting of unrealized losses unless the loss is considered permanent.

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


COMPUTATIONS OF EARNINGS PER COMMON SHARE

                                                                             March 31       March 31
                                                                                 1998           1997
                                                                           ==========    ===========
BASIC INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
  Net income (loss) in accordance with U.S. GAAP                            $   2,502     $   (8,891)
                                                                           ==========    ===========
  Weighted average number of shares outstanding (000's)                       138,940        138,845
                                                                           ==========    ===========
  Basic income (loss) per share                                             $    0.02     $    (0.07)
                                                                           ==========    ===========

DILUTED INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
  Net income (loss) in accordance with U.S. GAAP                            $   2,502     $   (8,891)
                                                                           ==========    ===========
  Shares
  Weighted average number of shares outstanding (000's)                       138,940        138,845
    Assuming exercise of stock options reduced by the number of shares which could have been purchased with the proceeds from exercise of
      such options                                                                 99             --
                                                                           ----------    -----------
  Weighted average number of shares
    outstanding (000's), as adjusted                                          139,039        138,845
                                                                           ==========    ===========
  Diluted income (loss) per share                                           $    0.02     $    (0.07)
                                                                           ==========    ===========

All options outstanding at March 1997 were considered antidilutive due to the net loss.


12.   RECLAMATION AND ENVIRONMENTAL REMEDIATION

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


13.   SHAREHOLDER RIGHTS PLAN

On February 10, 1998, the Board of Directors adopted, subject to regulatory and shareholder approvals, a Shareholder Rights Plan (the "Rights Plan"), the terms of which are set forth in a Shareholder Rights Plan Agreement dated as of February 25, 1998 between the Company and Montreal Trust Company of Canada (the "Rights Plan Agreement"). Under the Rights Plan, a right to purchase one of the Company's common shares (the "Right") was issued for each outstanding common share to the Company's shareholders of record on February 25, 1998. The Rights expire in 2002 and initially are not separate from the Company's common shares nor are they represented by separate certificates. However, should a triggering event occur, as defined in the Rights Plan Agreement (including the acquisition by a single entity of 20% or more of the Company's common shares), a holder of a Right (other than the acquiror of 20% or more of the Company's common shares) becomes entitled to purchase one share of the Company's common shares for each Right at a 50% discount to the market price. Under the Rights Plan Agreement, purchases of common shares that are made pursuant to certain permitted bids, as defined in the Rights Plan Agreement, do not constitute a triggering event. Subject to certain terms and conditions specified in the Rights Plan Agreement, the Rights may be redeemed by the Company for a price of $0.0001 per Right.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REVENUE

Consolidated revenues were $22.4 million for the three months ended March 31, 1998 compared with $48.0 million for the same period in 1997. The decrease in revenue in the period this year resulted from lower gold production due to the closure of the Hope Brook and Colomac mines in the latter part of 1997 and a lower realized gold price. Revenue in the first quarter of 1998 included hedging gains of $3.2 million compared with $8.5 million in the same period of 1997.

Gold production of 45,557 ounces in the first quarter of 1998 was 39,523 ounces less than the 85,080 ounces produced in the same period a year earlier mainly due to the closure of the Hope Brook and Colomac mines in September and December of 1997, respectively. Production of 45,557 ounces of gold from continuing operations at the Giant and Pamour/Nighthawk mines in the first quarter of 1998 was 5% less than the 47,999 ounces produced at these mines in the same period of last year.

The average realized gold price in the first quarter of 1998 was US$345 per ounce, a premium of US$51 per ounce over the average spot price of US$294 per ounce and 16% lower than the average realized price of US$411 per ounce in the first quarter of 1997.

                                                      Three months ended March 31
                                                             1998            1997
                                                      -----------      ----------
Ore milled (tons)                                         433,488       1,262,578
Average mill feed grade (oz/ton)                            0.132           0.077
Gold production (ounces)
   Northwest Territories - Giant Mine                      22,390          22,848
                         - Colomac Mine                         -          29,880
   Ontario Division      - Pamour/Nighthawk                23,167          25,151
   Newfoundland Division - Hope Brook Mine                      -           7,201
                                                      -----------      ----------
Total gold ounces produced                                 45,557          85,080
                                                      ===========      ==========
Average spot gold price (US$/oz)                              294             351
Average realized price (US$/oz)                               345             411
Average cash cost (US$/oz)                                    280             372

EXPENSES

REVIEW OF MINE OPERATIONS

Operating results in the first quarter of 1998 were favorably impacted by closure of the high cost Hope Brook and Colomac mines in September and December of 1997, respectively. Both mines have been placed on care and maintenance.

In the first quarter of 1998, operating expenses were $18.2 million compared with $43.0 million in the same period a year earlier. The significant reduction in expenses reflects lower gold production and a decrease in unit cash costs at the mine sites.

In the first quarter this year, the average cash cost of US$280 per ounce was 25% lower than the US$372 per ounce for the same period in 1997 where costs were adversely affected by the high cost Hope Brook and Colomac operations. In the fourth quarter of last year, major cost cutting initiatives were implemented at the Giant and Pamour/Nighthawk mines which resulted in an average cash cost of US$280 per ounce at these continuing operations in the first quarter of 1998 compared with US$332 per ounce at these mines in the same period last year, a decrease of 16%.

NORTHWEST TERRITORIES DIVISION

GIANT MINE
In the first quarter this year, the Giant Mine produced 22,390 ounces of gold (1997 - 22,848 ounces), a decrease of 2% from the year-ago period. Mill throughput of 94,044 tons (1997 - 95,342 tons) was down 1%. Mill head grade increased by 1% to 0.278 ounces per ton (opt) (1997 - 0.276 opt). Gold recovery decreased by 1% to 85.55% (1997 - 86.71%). The average cash cost of US$284 per ounce (1997 - US$330 per ounce) decreased by 14% from the level in the first quarter in the year-ago period and reflected the results of major cost cutting measures taken in the fourth quarter of 1997.

COLOMAC MINE
The Colomac Mine was closed in December 1997 for economic reasons and placed on care and maintenance. In the first quarter of 1997, the mine produced 29,880 ounces of gold from milling 733,240 tons of ore at a mill head grade of 0.046 opt and gold recovery of 86.80%. The cash cost in the period was US$413 per ounce.

ONTARIO DIVISION

PAMOUR/NIGHTHAWK MINES
In the first quarter of 1998, the Pamour and Nighthawk mines produced 23,167 ounces of gold (1997 - 25,151 ounces), a decrease of 8% from the same period in 1997. Mill throughput was 339,444 tons (1997 - 331,646 tons), an increase of 2% from the year-ago quarter. Mill head grade of 0.092 opt (1997 - 0.088 opt) increased 5% from the period last year. Gold recovery of 74.10 % (1997 - 85.80 %) was down 14%. Technical studies are being carried out at the mine and mill to determine the reason for this significant fall in recovery. The average cash cost of US$276 per ounce (1997 - US$334 per ounce) decreased 17% from the same period a year ago.

NEWFOUNDLAND DIVISION

HOPE BROOK MINE
The Hope Brook Mine was closed in September 1997 after depletion of ore reserves and placed on care and maintenance. In the first quarter of 1997, the mine produced 7,201 ounces of gold from mill throughput of 102,350 tons of ore grading 0.084 opt and a gold recovery of 83.85%. The cash cost of production was US$470 per ounce. The low production and high cost reflected suspension of milling operations in January and February for cost saving measures. Mining costs incurred during these two months were deferred and were charged to operating costs as the ore mined during the shutdown period was milled during the balance of the year.


OTHER EXPENSES

In the first quarter this year, the Company incurred total care and maintenance expenses of $1.3 million, of which $1.0 million was expended at the shut down Hope Brook and Colomac mines, compared with $0.1 million in the quarter ended March 31,1997.

Royalties and marketing expenses were $0.3 million compared with $0.4 million in the first quarter of 1997 when gold production was higher than in the period this year.

Administrative and corporate expenses of $2.2 million in the first quarter of 1998 were $0.5 million less than the $2.7 million reported in the same period last year. The decrease mainly reflected the employment of fewer personnel in the corporate headquarters.

Depreciation and amortization decreased from $5.6 million in the first quarter of 1997 to $4.0 million in the same period this year and reflected lower production volumes resulting from the closure of the Hope Brook and Colomac mines. For the same reason, reclamation costs in the first quarter this year decreased to $0.6 million from $1.1 million in the same period of 1997.

The need to conserve cash to complete construction of the Kemess project during the period of low gold prices resulted in exploration and other expenditures being cut to $0.4 million in the first quarter of this year from $1.3 million in the year-ago quarter.

The Company enters into foreign currency and commodity contracts to minimize exposure to adverse fluctuations in Canadian dollar exchange rates associated with U.S. dollar gold sales and commodity prices. In the first quarter of 1998, the Company made a recovery of $7.9 million compared with a provision for a loss of $3.0 million in the year-ago quarter. The recovery was attributed to the strengthening of the Canadian dollar and higher gold prices. The Canadian/U.S. currency exchange rate at March 31, 1998 was 1.4166 or 1% lower than the December 31, 1997 exchange rate of 1.4305. The spot price of gold at March 31, 1998 was US$301 per ounce, or 4% higher than the December 31, 1997 spot gold price of US$290 per ounce.

Interest expense accrued on the Company's long-term debt was $8.2 million in the first quarter of 1998 compared with $6.3 million in the same period last year. Interest expense was, however, offset by interest capitalized on expenditures for long-term construction projects, primarily the Kemess project, of $8.2 million and $4.4 million in the two periods, respectively.

The Company's Series B 11% Senior Subordinated Notes and US$30.7 million of the Senior Secured Debentures are denominated in U.S. dollars. Generally accepted accounting principles require the translation of these Notes and Debentures at the exchange rate in effect at the balance sheet date. This resulted in the Company recognizing a loss on translation of $0.3 million in the first quarter of this year compared with a loss on translation of $2.5 million in the same period last year.

Mining and income taxes accrued in the first quarter of 1998 and 1997 were $0.4 and $0.3 million, respectively. In the first quarter of 1997, $4.2 million in deferred tax assets were recognized.

LIQUIDITY AND CAPITAL RESOURCES

A significant decline in gold prices occurred in 1997, from a high of US$366 per ounce at the beginning of the year to a low of US$283 per ounce in early December. The progressive decline in the gold price during 1997, which continued into the first quarter of 1998, adversely impacted the Company's operating cash flow and ultimately contributed to the closure of two of the Company's five operating mines in September (the Hope Brook Mine) and December (the Colomac Mine) of 1997.

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

As a result of the above-mentioned factors, the Company had a working capital deficiency of $126.9 million and $104.8 million as of December 31, 1997 and March 31, 1998, respectively, primarily due to accounts payable of $123.6 million and $78.0 million, respectively. Working capital was $240.5 million at year-end 1996, of which cash, cash equivalents, and marketable securities were $226.0 million. The reduction in working capital of $367.4 million between 1997 and 1996 reflects the use of cash for construction of the Kemess South project and reductions in gold inventory of $18.9 million and warehouse inventory of $21.8 million due to the closure of the Hope Brook Mine and the Colomac Mine. Working capital in 1996 reflects the net result of new debt and equity issuances during the year. The current ratio was 0.25:1 at March 31, 1998 compared to 4.31:1 as of December 31, 1996. The Company anticipates that working capital will begin increasing in 1998 after the Company concludes the startup phase of the Kemess South project and begins to produce positive cash flow from operations. See "Special Note Regarding Forward-Looking Statements." As of March 31,1998, the Company's cash, cash equivalents, and marketable securities were approximately $0.6 million.

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

After pursuing and considering these various alternatives, the Company identified a source of funds, and on April 17,1998 signed a securities purchase agreement with Trilon Financial Corporation to provide US$120 million in Senior Secured Notes. Proceeds of this financing will be used to complete construction and to commence production at the Kemess Mine, and to repay the existing Senior Secured Debentures. The Company is currently in the process of finalizing and documenting the terms under which the holders of the Series B Subordinated Notes will give consent to this financing. Successful closing of this financing is expected to resolve the current liquidity problem and allow the Company to meet its cash obligations for at least the remainder of 1998.

OPERATING ACTIVITIES

In the first quarter of 1998, cash flow before net changes in other operating items was $0.9 million compared with a cash deficiency of $0.5 million in the same period of 1997. Cash flow in the first quarter this year reflects income in the period resulting from improved operations at the Giant and Pamour/Nighthawk operations where significant reductions in unit cash costs were reported, as well as closure of the unprofitable Hope Brook and Colomac mines. Net cash used in operating activities was $35.3 million and $66.3 million, respectively, in the two periods. The net change in other operating items of $36.2 million and $65.8 million, respectively, mainly reflects changes in accounts payable on the Kemess project, changes in bullion and stores inventories relating to the closure of the Hope Brook and Colomac mines and the reduction in receivables following the receipt of Kemess pre-production assistance funds from the British Columbia Government.

FINANCING ACTIVITIES

Net cash provided by financing activities was $58.0 million in the period ended March 31, 1998 compared with net cash used in financing activities of $0.2 million in the same period of 1997. In the period this year, the Company received $58.6 million, net of issue costs, from the issuance of Senior Secured Debentures.

In the second quarter of this year, the Company expects to receive proceeds from the US$120 million Senior Secured Notes, net of transaction costs. See "Special Note Regarding Forward-Looking Statements".

INVESTING ACTIVITIES

In the first quarter of 1998, the net cash used in investing activities was $32.6 million compared with $17.6 million in the same period a year earlier. The increase in cash invested mainly reflects increased expenditures on the Kemess project in the first quarter this year. Substantially all expenditures on the Company's other development projects was postponed from May of 1997 due to low gold prices and the need to conserve cash to complete construction of the Kemess project. Net investment in capital assets in the period this year was $36.4 million compared with $46.3 million in the period last year. In last year's first quarter, the B.C. government provided $31.0 million in pre-production funding to the Kemess project. In 1997, the provincial government fulfilled its obligation on pre-production funding of $154 million; the outstanding balance of $12 million is due to be paid to the Company in equal installments over the next 12 years.

In the first quarter of 1998, the Company increased its estimate of the capital cost of the Kemess project to $470 million from $430 million. The overrun in cost is mainly attributable to increases in costs associated with construction of the power line, tailings dam and tailings pipeline. The Company plans to commence production at its Kemess Mine in mid May. The Company anticipates that investments in capital assets for the next several quarters will be limited to sustaining capital at its operations and will therefore be much lower than in recent quarters. See "Special Note Regarding Forward-Looking Statements."

OUTLOOK

The statements in this outlook are based on current expectations. These statements are forward-looking and actual results may vary materially. See "Special Note Regarding Forward-Looking Statements."

The spot gold price continues to trade in the range of US$290 to US$310 per ounce which limits the Company's ability to generate substantial cash flow from its Giant and Pamour/Nighthawk operations where average cash costs are being maintained in the US$280 to US$285 per ounce range. The Company believes that these costs can be maintained in the near term.

The Company is optimistic regarding its outlook for increased production at a lower average cash cost over the next few years with the Kemess Mine in production. In 1998, the Company plans to produce a total of 363,000 ounces of gold at an estimated average cash cost of approximately US$208 to US$220 per ounce, net of copper credits at US$0.80 per pound. In 1999, when Kemess is expected to operate for a full year, production is forecast at 477,000 ounces of gold at an estimated average cash cost of US$180 to US$200 per ounce, net of copper credits at US$0.90 per pound. The Company currently does not have any gold production sold forward.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical statements, the matters discussed in this Management=s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on numerous variables and assumptions that are inherently uncertain and could cause actual results to be materially more or less favorable than projected, including without limitation general economic and competitive conditions and other factors. Among such factors are those related to volatility in the price of gold, copper and other commodities, changes in interest and foreign exchange rates, government regulation and agency action, competing land claims, the accuracy of estimates of ore reserves and mineral inventory, environmental costs and risks, unanticipated processing, access, transportation of supplies, water availability or other problems, other factors relating to the Company's ability successfully to complete development projects within projected capital budgets or to carry on mining operations within projected operating budgets and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Part I:, Item 7, Risks and Uncertainties.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          BUILDERS' LIENS AND CLAIMS

          The Company has received notice of and is in the process of responding to builders' liens filed against the Kemess South project and proceedings commenced in the Supreme Court of British Columbia to enforce such liens, arising out of work performed at the Kemess South project by contractors and subcontractors who have provided work and materials to the site. The stated amount of the asserted liens filed against the Kemess South project, not including the amounts owing to contractors who have not filed liens, was approximately $58.8 million as of May 13, 1998. These include a proceeding by Golden Hill Ventures Ltd. for $6.15 million plus holdback, commenced September 1997.

          On May 7, 1998 a prior arbitration ruling in favor of Tercon Contractors Ltd. in the amount of $6.4 million was reduced to judgement in the British Columbia Supreme Court. Of this amount, $3.5 million is to be paid from the Trilon financing and a payment plan for the remaining $2.9 million is being negotiated. On May 13, 1998 a writ of seizure and sale on the mining claims of the Kemess Mine was served. The Company is seeking a stay of execution of the court order.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              27.  Financial Data Schedule.

          (b) Reports on Form 8-K.

              A report on Form 8-K was filed on January 8, 1998, regarding a press release from Royal Oak Mines Inc., announcing record date for 11% Senior Subordinated Note holder consent for senior secured financing.

              A report on Form 8-K was filed on January 8, 1998, regarding a press release from Royal Oak Mines Inc., announcing escrow closing on senior secured financing.

              A report on Form 8-K was filed on January 19, 1998, regarding a press release from Royal Oak Mines Inc., announcing finalization of arrangements to receive consents from the majority of the Senior Subordinated Note holders.

              A report on Form 8-K was filed on January 28, 1998, regarding a press release from Royal Oak Mines Inc., announcing withdrawing funds from senior secured financing.

              A report on Form 8-K was filed on February 25, 1998, regarding a press release from Royal Oak Mines Inc., announcing adoption of shareholders' rights plan.

              A report on Form 8-K was filed on March 11, 1998, regarding a press release from Royal Oak Mines Inc., announcing cost overrun on Kemess project.

              A report on Form 8-K was filed on March 17, 1998, regarding a press release from Royal Oak Mines Inc., announcing conference call.

              A report on Form 8-K was filed on March 17, 1998, regarding a press release from Royal Oak Mines Inc., announcing default of Senior Secured Debentures.

              A report on Form 8-K was filed on March 18, 1998, regarding a press release from Royal Oak Mines Inc., announcing summarization of conference call.

              A report on Form 8-K was filed on March 25, 1998, regarding a press release from Royal Oak Mines Inc., announcing obtaining US$120 million of financing and Kemess Mine to be completed.

              A report on Form 8-K was filed on March 30, 1998, regarding a press release from Royal Oak Mines Inc.,

              A report on Form 8-K was filed on March 30, 1998, regarding a press release from Royal Oak Mines Inc., announcing response to Tsay Keh Dene press release.

              A report on Form 8-K was filed on March 31, 1998, regarding a press release from Royal Oak Mines Inc., announcing 1997 results of operations.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 ROYAL OAK MINES INC.


Date:  May 15, 1998      By /s/ Margaret K. Witte
                         ------------------------------
                         Margaret K. Witte
                         President and Chief
                         Executive Officer

Date:  May 15, 1998      By /s/ James H. Wood
                         ---------------------------
                         James H. Wood
                         Chief Financial Officer

                              EXHIBIT INDEX

Exhibit                                                          Method of Filing
-------                                                          ----------------
27.       Financial Data Schedule                                Filed herewith