Form 10-Q
period 1998-06-30
ROYAL OAK MINES INC
filed 1998-08-14
CIK 41304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998

                                         OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to _______

                           Commission File Number 1-4350

                                  ROYAL OAK MINES INC.
               (Exact name of registrant as specified in its charter)

ONTARIO, CANADA                           98-0160821
-------------------------------------     -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Royal Oak Mines (USA) Inc.
5501 Lakeview Drive
Kirkland, Washington
U.S.A.                                    98033
-------------------------------------     -----------------------------------
(Address of principal executive offices)  (Postal/Zip Code)

(425) 822-8992
-------------------------------------
Registrant's telephone number,
including area code

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

Common shares outstanding as of August 7, 1998 was 150,865,079, including 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and which may not be voted and are not considered outstanding for earnings per share calculations.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                        INDEX

                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION                                        3

Item 1.   Consolidated Financial Statements of Royal Oak Mines
          Inc. and Subsidiaries (All statements are unaudited except for the December 31, 1997 Consolidated Balance
          Sheet, which has been audited.)

          Consolidated Balance Sheets - June 30, 1998 and
          December 31, 1997                                           4

          Consolidated Statements of Income - Three and Six
          Months Ended June 30, 1998 and 1997                         5

          Consolidated Statements of Cash Flow - Three and Six
          Months Ended June 30, 1998 and 1997                         6

          Notes to Consolidated Financial Statements (unaudited)      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15


PART II - OTHER INFORMATION                                           20

Item 1.   Legal Proceedings                                           20

Item 4.   Submission of Matters to a Vote of Security Holders         21

Item 6.   Exhibits and Reports on Form 8-K                            21

Signatures                                                            23

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

All tabular amounts are in thousands of Canadian dollars, except as indicated.

                         Royal Oak Mines Inc.
                     Consolidated Balance Sheets
                     (unaudited - Cdn$ 000's)

                                                                       June 30    December 31
                                                                          1998           1997
                                                                                    (audited)
                                                                     ---------    -----------
 ASSETS
 Current Assets
             Cash and cash equivalents                               $  16,423      $     568
             Marketable securities                                         560          9,875
             Receivables                                                 8,891         30,923
             Inventories (Note 4)                                       15,447         21,120
             Prepaid expenses                                            4,933          3,967
                                                                     ---------      ---------
                   Total Current Assets                                 46,254         66,453
 Property, Plant and Equipment, net                                    787,740        730,314
 Long-Term Investments                                                  12,424         12,145
 Reclamation and Other Deposits                                         14,346         14,332
 Deferred Charges and Other Assets (Note 5)                             43,112         20,142
                                                                     ---------      ---------
 TOTAL ASSETS                                                         $903,876      $ 843,386
                                                                     ---------      ---------
                                                                     ---------      ---------


 LIABILITIES
 Current Liabilities
             Accounts payable                                         $ 31,277      $ 123,586
             Accrued payroll costs                                       3,087          2,599
             Deferred revenue                                           12,865         20,085
             Obligation under commodity contracts (Note 6)              19,203             --
             Capital leases                                              5,588          4,531
             Taxes payable                                               1,207          1,723
             Long-term debt interest payable                            11,437         10,326
             Accrued unrealized loss on derivatives                      2,454         21,327
             Other current liabilities                                   7,682          9,135
                                                                     ---------      ---------

                  Total Current Liabilities                             94,800        193,312
 Deferred Revenue                                                       14,515         23,330
 Other Liabilities (Note 6)                                             63,272         57,427
 Long-Term Debt (Note 7)                                               426,764        250,338
 Deferred Income Taxes                                                   2,532          2,532
 Minority Interest in Subsidiary Companies                                  22             69
                                                                     ---------      ---------
 TOTAL LIABILITIES                                                     601,905        527,008
                                                                     ---------      ---------


 SHAREHOLDERS' EQUITY
 Share Capital (Note 8)
                 Authorized - unlimited
                 Outstanding - 148,940,263 (Dec. 31,
                 1997 - 138,940,263)                                   397,375        379,040
 Deficit                                                               (95,404)       (62,662)
                                                                     ---------      ---------
 TOTAL SHAREHOLDERS' EQUITY                                            301,971        316,378
                                                                     ---------      ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 903,876      $ 843,386
                                                                     ---------      ---------
                                                                     ---------      ---------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                         Royal Oak Mines Inc.
               Consolidated Statements of Income (Loss)
           (unaudited - Cdn$ 000's except per share amounts)

                                                                Three months ended        Six months ended
                                                                           June 30                 June 30
                                                              --------------------    --------------------
                                                                  1998        1997        1998        1997
                                                              --------    --------    --------    --------
REVENUE                                                        $22,621     $58,872    $ 45,050    $106,846
                                                              --------    --------    --------    --------
EXPENSES
          Operating                                             17,016      50,930      35,247      93,908
          Care and maintenance                                     974          76       2,311         150
          Royalties and marketing                                  312         447         603         871
          Administrative and corporate                           2,214       3,544       4,460       6,196
          Depreciation and amortization                          6,711       5,925      10,715      11,478
          Reclamation                                              584       1,246       1,168       2,376
          Exploration and other                                    472       1,319         919       2,666
          Provision for loss on foreign currency and
             commodity contracts                                11,390       7,250       3,496      10,258
                                                              --------    --------    --------    --------
          Total operating expenses                              39,673      70,737      58,919     127,903
                                                              --------    --------    --------    --------
OPERATING LOSS                                                 (17,052)    (11,865)    (13,869)    (21,057)

OTHER INCOME (EXPENSE)
          Interest and other income (expense), net                (847)        314        (855)      2,027
          Interest expense                                        (346)        (69)       (643)       (187)
          Long-term debt interest                              (10,400)     (6,503)    (18,608)    (12,847)
          Interest capitalized                                   9,977       5,544      18,185       9,964
          Foreign currency translation loss on long-term debt     (964)        490      (1,256)     (2,048)
          Write-off of financing costs                         (15,011)         --     (15,011)         --
          Write-down of mine assets                                 --     (39,700)         --     (39,700)
                                                              --------    --------    --------    --------
LOSS BEFORE UNDERNOTED                                         (34,643)    (51,789)    (32,057)    (63,848)

          Income and mining taxes - current                       (421)       (313)       (841)       (639)
          Income and mining taxes - deferred                        --          --          --       4,221
          Minority interest                                         16          (5)         47          31
          Equity in income of associated companies                  46          18         109          33
                                                              --------    --------    --------    --------
NET LOSS                                                       (35,002)    (52,089)    (32,742)    (60,202)

RETAINED EARNINGS (DEFICIT)- BEGINNING OF PERIOD               (60,402)     64,440     (62,662)     72,553
                                                              --------    --------    --------    --------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD                   ($95,404)    $12,351  $  (95,404)   $ 12,351
                                                              --------    --------    --------    --------
                                                              --------    --------    --------    --------

LOSS PER SHARE                                                $  (0.25)   $  (0.38)   $  (0.24)   $  (0.43)
                                                              --------    --------    --------    --------
                                                              --------    --------    --------    --------

Weighted average number of common shares outstanding (000's)   138,940     138,884     138,940     138,864
                                                              --------    --------    --------    --------
                                                              --------    --------    --------    --------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                                Royal Oak Mines Inc.
                        Consolidated Statements of Cash Flow
                             (unaudited - Cdn$  000's)

                                                                     Three months ended       Six months ended
                                                                                June 30                June 30
                                                                 ----------------------  ----------------------
                                                                       1998        1997        1998        1997
                                                                 ----------  ----------  ----------  ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss for the period                                       $  (35,002) $  (52,089) $  (32,742) $  (60,202)
   Items not affecting cash:
        Depreciation and amortization                                 6,711       5,925      10,715      11,478
        Amortization of deferred finance costs                          684         233       1,109         472
        Reclamation                                                     584       1,246       1,168       2,376
        Deferred income tax                                              --          --          --      (4,221)
        Provision for unrealized loss on foreign currency and
          commodity contracts                                        13,575       7,357       7,036       9,875
        Foreign currency translation on senior subordinated notes       964        (490)      1,256       2,048
        Write-down of mine assets                                        --      39,700          --      39,700
        Write-off of deferred finance costs                          15,011          --      15,011          --
        Deferred charges and other                                      (46)        223        (142)         91
                                                                 ----------  ----------  ----------  ----------
Cash flow                                                             2,481       2,105       3,411       1,617
Net change in other operating items (Note 9)                        (45,965)     (7,713)    (82,162)    (73,476)
                                                                 ----------  ----------  ----------  ----------
Net cash used in operating activities                               (43,484)     (5,608)    (78,751)    (71,859)
                                                                 ----------  ----------  ----------  ----------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Issue of share capital                                            18,335          65      18,335         177
   Capital lease obligation                                            (473)       (249)       (947)       (527)
   Issue of long-term debt                                          169,050          --     233,109          --
   Retirement of long-term debt                                     (64,232)         --     (64,232)         --
   Issue costs of long-term debt                                    (25,775)         --     (31,341)         --
   Deferred credits and other                                            --         (18)         --         (18)
                                                                 ----------  ----------  ----------  ----------
Net cash provided by (used in) financing activities                  96,905        (202)    154,924        (368)
                                                                 ----------  ----------  ----------  ----------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Increase in long-term investments                                     --     (17,846)         --     (17,846)
   Proceeds from asset sales                                          8,606          --      12,873          --
   Investment in other capital assets, net                          (43,700)    (63,248)    (80,146)   (109,523)
   B. C. Government assistance                                           --      47,822          --      78,787
   Investment in exploration and non-producing properties, net         (540)     (2,377)       (814)     (4,068)
   Change in other assets                                            (1,427)        (48)     (1,546)       (635)
                                                                 ----------  ----------  ----------  ----------
Net cash used in investing activities                               (37,061)    (35,697)    (69,633)    (53,285)
                                                                 ----------  ----------  ----------  ----------

INCREASE (DECREASE) IN CASH AND MARKETABLE
     SECURITIES DURING THE PERIOD                                    16,360     (41,507)      6,540    (125,512)
CASH AND MARKETABLE SECURITIES AT BEGINNING OF PERIOD                   623     114,351      10,443     198,356
                                                                 ----------  ----------  ----------  ----------
CASH AND MARKETABLE SECURITIES AT END OF PERIOD                   $  16,983  $   72,844  $   16,983  $   72,844
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
                Interest                                          $   2,716  $       69  $   16,726  $   13,386
                Income taxes                                      $      --  $       25  $       --  $       65

The accompanying notes are an integral part of the Consolidated Financial Statements

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

Several conditions and events cast substantial doubt about the Company's ability to continue as a "going concern". The company has experienced a liquidity problem, has a working capital deficiency as at June 30, 1998 and incurred substantial losses in the first six months of 1998 and in 1997. In addition, the Company recently completed a substantial capital project, the construction of its Kemess Mine. Furthermore, substantial payments will be required to settle liabilities arising from the closure of certain commodity and currency contracts.

In June, 1998 the Company completed the placement of US$120 million Senior Secured Notes to Trilon Financial Corporation and Northgate Exploration Limited. This brings the Company's aggregate outstanding long term secured debt at June 30, 1998 to approximately US$315 million (Cdn$464 million) based on the exchange rate as of June 30, 1998. Such amount does not include capital leases of approximately $23 million. Such secured indebtedness and capital leases in the aggregate represent 61.7% of the total capitalization of the company.

The Company's future viability is dependent upon its ability to bring the Kemess Mine into an efficient operating state, maintain satisfactory credit relationships with its suppliers and achieve and maintain profitable operations. Successful operations in the future are also dependent upon various external factors, the most significant of which are the prices of the commodities it produces, gold and copper, and the $US/$Cdn exchange rate.

Based upon current commodity prices, exchange rates and forecast production levels, management expects to have sufficient cash to meet interest payments and other obligations arising during the balance of 1998. However, at such price levels the Company's ability to meet interest payments and scheduled principal repayments of secured indebtedness occurring after 1998 will depend upon the Company's ability to maintain its costs of production at or below current levels, the performance of the Company's operating mines at or above forecast production, and its ability to refinance principal repayments as they fall due.

Under the terms of the agreements which govern the Company's currently existing secured indebtedness, a default under any of such agreements may lead to a cross default under all of such agreements, with the result that, if there is a default under any such agreements, all long-term secured debt together with interest accrued but unpaid thereon may thereupon become due and payable.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


2.  INTERIM FINANCIAL STATEMENTS ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 10. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1997.

The calculations of net earnings per share are based upon the weighted average number of common shares of the Company outstanding during each period (except as set forth in Note 8(a)). When outstanding convertible instruments materially dilute earnings per share, fully diluted earnings per share are disclosed.


3.   PRESENTATION

Certain amounts for 1997 have been reclassified to conform with the current year's presentation.


4.   INVENTORIES

                                                            June 30    December 31
                                                               1998           1997
                                                         ----------    -----------
                                                                                --
         Bullion and copper concentrate in process         $  5,913       $  6,751
         Stores and operating supplies                        9,534         14,369
                                                           --------       --------
         Inventories                                       $ 15,447       $ 21,120
                                                           --------       --------
                                                           --------       --------


5.   DEFERRED CHARGES AND OTHER ASSETS

                                                                                    June 30     December 31
                                                                                       1998            1997
                                                                                    -------     -----------
         Deferred finance costs on long-term debt                                   $40,502         $ 9,041
         Amortization of deferred finance costs                                     (17,371)         (1,251)
         Deferred foreign exchange loss on long-term foreign debt                    18,207          10,658
         Amortization of foreign exchange loss on long-term foreign debt             (1,277)           (364)
         Other assets                                                                 3,051           2,058
                                                                                    -------         -------
                                                                                    $43,112         $20,142
                                                                                    -------         -------
                                                                                    -------         -------


6.    OTHER LIABILITIES

                                                                      June 30  December 31
                                                                         1998         1997
                                                                     --------  -----------
         Provision for loss on foreign currency contracts             $    --      $12,497
         Accrued reclamation and provision for closure costs           25,827       24,682
         Capital leases                                                17,831       19,835
         Obligation under commodity contracts                          19,203           --
         Other                                                            411          413
                                                                      -------      -------
                                                                      $63,272      $57,427
                                                                      -------      -------
                                                                      -------      -------


DERIVATIVE INDEBTEDNESS
The Company entered into a number of agreements with Bankers Trust Company ("Bankers"), Macquarie Bank Limited ("Macquarie"), and The Bank of Nova Scotia ("BNS") (collectively, the "Hedging Parties") each dated June 22, 1998. As of June 30, 1998, the Company was indebted to Bankers and BNS, pursuant to repayment agreements (the "Repayment Agreements"), in the aggregate amount of approximately US$25 million, including accrued interest. The Company agreed to pay to Bankers and BNS

US$500,000 and US$100,000, respectively, on December 1, 1998 and agreed to pay the balance, together with interest at the rate of 12% per annum, in twelve monthly payments commencing in January 1999.

The Company also entered into an agreement with Macquarie (the "Macquarie Agreement"), pursuant to which the Company agreed to secure the payment of certain present and future indebtedness under hedging contracts between the Company and Macquarie to the extent that any such indebtedness becomes due.

In connection with the Repayment Agreements and the Macquarie Agreement, the Company entered into a trust indenture (the "Hedging Indenture") dated as of June 22, 1998 with Montreal Trust Company of Canada (the "Hedging Trustee"), pursuant to which the Company and certain subsidiaries granted, and may in the future grant, security in the assets, property and undertaking of the Company and such subsidiaries to the Hedging Trustee up to a maximum amount of US$50 million for the benefit of the Hedging Parties and, subject to certain conditions, other providers of credit in respect to hedging and related activities of the Company. The security constituted by the Hedging Indenture ranks junior in priority to the security held by the Debentureholders. The Hedging Indenture provides for the issuance and pledging of three bonds (the "Bonds") by the Company in favor of the Hedging Parties as security for the indebtedness owed, and, in the case of Macquarie, certain indebtedness which may become owing by the Company, to the Hedging Parties. The Bonds issued to Bankers, BNS, and Macquarie, each dated June 22, 1998, are in the principal amounts of US$21 million, US$5 million and US$15 million, respectively. The Company may in the future issue bonds under the Hedging Indenture to secure any future indebtedness under agreements which may be entered into by the Company in respect to hedging and related activities of the Company, subject to the maximum amount specified above.


7.    LONG-TERM DEBT

                                                                        June 30    December 31
                                                                           1998           1997
                                                                       --------    -----------
        Secured Long-Term Debt
           US$80 million Series A Senior Secured Debentures            $117,728       $     --
           US$35 million Series B Senior Secured Debentures              51,506             --
           US$175 million Secured 12.75% Senior Subordinated Notes      257,530        250,338
                                                                       ---------      --------
                                                                       $426,764       $250,338
                                                                       ---------      --------
                                                                       ---------      --------


SENIOR SECURED DEBENTURES (SERIES A AND B)

The Company entered into a securities purchase agreement with Trilon Financial Corporation ("Trilon") on April 17, 1998 providing for the issuance by the Company to Trilon and Northgate Exploration Limited of senior secured debentures in the aggregate principal amount of US$120 million (the "Senior Debentures"). The initial draw-down of US$115 million under the Senior Debentures occurred on June 24, 1998 and the balance may be drawn down, subject to certain conditions being fulfilled, on or before August 15, 1998. The Senior Debentures mature June 22, 2000 and bear interest at a rate of 30 day LIBOR plus 6% per annum. Interest payments commenced July 31, 1998 and are payable monthly thereafter.

The Company issued the Senior Debentures for the following purposes: (i) to repurchase and retire the senior secured debentures issued by the Company in January 1998 in the principal amounts of $19.5 million and US$30.7 million and pay accrued interest thereon; (ii) to pay the Company's past due accounts payable attributable to construction of the Kemess Mine; and (iii) to provide the Company with working capital.

The Senior Debentures are secured by a first fixed and floating charge on all of the present and after acquired property and assets of the Company and certain of its subsidiaries, subject to mutually agreed permitted encumbrances and are redeemable, in whole or in part, in aggregate minimum amounts of US$5 million at any time at 101% of the principal amount being repaid plus interest and all other amounts owing thereon. Under the terms of the Senior Debentures, the holders of the Senior Debentures (the "Debentureholders") can require the Company to transfer ownership of the Kemess South Mine to a wholly-owned subsidiary of the Company. The Company received a formal request from the Debentureholders in early July 1998 requiring the transfer of the Kemess South Mine to a wholly-owned subsidiary of the Company. The Company has identified certain potentially adverse tax consequences which may arise from such a transfer. Consequently, the Company has asked the Debentureholders to reconsider their request and discussions between the Company and the Debentureholders are continuing.

The fees payable by the Company to the Debentureholders consist of the following:

1.   a non-refundable up-front fee of US$2,400,000, which was paid on closing;
2. a non-refundable fee equal to 2% of the outstanding principal and accrued interest payable to the Debentureholders which exceeds the following threshold levels as at the following dates, being, (a) US$80 million on February 15, 1999, and (b) US$50 million on October 15, 1999; and
3. a royalty payable to Trilon of up to a maximum of 1.62% (the "Royalty") of the gross revenues of the Kemess South Mine to be accrued but unpaid for two years and thereafter payable quarterly. The accrued Royalty will bear compound interest at the three-month LIBOR rate plus 1% per annum. The Royalty is to be prorated in the event that the Senior Debentures are redeemed prior to maturity based on the amount redeemed and the timing of such redemption. The Company may acquire the Royalty on June 22, 2003 at the then fair market value, payable in cash on such closing.

SUBORDINATED NOTES

In order to obtain the required consent to the issuance of the Senior Debentures, the Company and the holders (the "Noteholders") of the Company's US$175 million senior subordinated notes due 2006 (the "Notes") agreed to certain amendments and supplements to the Indenture dated as of August 12, 1996 among the Company, Kemess Mines Inc. and Mellon Bank, F.S.B., as trustee, as amended by the First Supplemental Indenture dated as of December 31, 1997 and the Second Supplemental Indenture dated as of January 31, 1998 between the Company and Chase Manhattan Trust Company, National Association ("Chase"), as successor trustee to Mellon Bank, F.S.B. (as so supplemented and amended, the "Indenture"). The Indenture was amended and supplemented by:

1) the Third Supplemental Indenture dated as of May 19, 1998 which reduces the length of time required to set a record date for determining the Noteholders who are entitled to consent to any amendment or supplement of the Indenture or any waiver pursuant thereto from 30 days to 3 days prior to the first solicitation of such consent;

2) the Fourth Supplemental Indenture dated as of June 22, 1998 which has the effect of: (a) increasing the interest rate payable on the Notes by 175 basis points to 12.75% per annum effective May 30, 1998; (b) increasing the limits on aggregate Permitted Indebtedness (as defined in the Indenture) to US$120 million (to permit the issuance of the Senior Debentures) and, to the extent the Senior Debentures are repaid, establishing a working capital facility; (c) allowing the transfer in the future of the Kemess South Mine to a new wholly-owned Subsidiary (as defined in the Indenture); (d) allowing such Subsidiary to guarantee repayment of certain Senior Indebtedness (as defined in the Indenture) and the Notes; (e) providing for the granting of collateral security by the Company and its subsidiaries to secure the Notes; and (f) allowing the Company to redeem the Notes at a purchase price of 105.5% of the principal amount of the Notes plus all accrued and unpaid interest at any time before August 15, 2001; and

3) the Fifth Supplemental Indenture dated as of June 22, 1998 which provides that in the event of certain bankruptcy or other similar proceedings in which the Debentureholders and the Noteholders may be placed in the same class of creditors, Noteholders who consent to the Fifth Supplemental Indenture have agreed for the benefit of themselves and their assignees to:
     (a) take all steps reasonably within their control or power to place the Noteholders in a different class of creditors than the Debentureholders; and (b) assign to the Debentureholders their voting rights in any such proceedings to enable the Debentureholders to vote against and defeat any restructuring plan presented to any class of creditors which includes both the Debentureholders and the Noteholders.

Pursuant to the Fourth Supplemental Indenture the Company and certain of its subsidiaries granted, and may in the future grant, security in favor of Chase, as trustee, and CIBC Mellon Trust Company ("CIBC Mellon"), as collateral agent, in the assets, properties and undertaking of the Company and such subsidiaries to secure repayment of principal and interest owing on the Notes and all other present and future amounts owing under the Indenture. The Fourth Supplemental Indenture included an Inter-Creditor Agreement between, among others, the Debentureholders, Chase, as trustee, and CIBC Mellon, as collateral agent, pursuant to which the security of the Debentureholders was confirmed as having priority over and ranking senior to the security held by Chase and CIBC Mellon on behalf of the Noteholders. Pursuant to the Fourth Supplemental Indenture, Chase, as trustee, and CIBC Mellon, as collateral agent, acknowledged to the Company, the Hedging Trustee and the Hedging Parties that the security constituted by the Hedging Indenture ranks in priority to the security held by Chase and CIBC Mellon on behalf of the Noteholders.

Noteholders who executed consents to the Third, Fourth and Fifth Supplemental Indentures were entitled to receive, pro rata based on the percentage of principal amount of Notes held, a consent fee equal to an aggregate of 10 million Common Shares of the Company on a private placement basis at a deemed issue price of US$1.125 per common share. The Third and Fourth Supplemental Indentures are binding on all Noteholders while the Fifth Supplemental Indenture is binding only on the Noteholders who provided their consent to such supplemental indenture. Approximately 99% of Noteholders consented to the Fifth Supplemental Indenture.

8. SHARE CAPITAL

(a) Changes in capital

                                                                           Number of
                                                                              shares         Amount
                                                                         -----------       --------
 Balance, December 31, 1996                                              140,770,079       $387,667
 Issued for share purchase options                                            65,000            176
                                                                         -----------       --------
 Balance, June 30, 1997 issued and outstanding                           140,835,079        387,843
 Company shares held by Witteck Development Inc.                         (1,924,816)        (8,854)
                                                                         -----------       --------
 Balance, June 30, 1997 for financial reporting purposes                 138,910,263       $378,989
                                                                         -----------       --------
                                                                         -----------       --------
 Balance, December 31, 1997                                              140,865,079       $387,894
 Issued for bondholder consent                                            10,000,000         13,000
 Special Warrants (see note 8(b)                                                  --          5,335
                                                                         -----------       --------
 Balance, June 30, 1998 issued and outstanding                           150,865,079        406,229
 Company shares held by Witteck Development Inc.                         (1,924,816)        (8,854)
                                                                         -----------       --------
 Balance, June 30, 1998 for financial reporting purposes                 148,940,263       $397,375
                                                                         -----------       --------
                                                                         -----------       --------

(b) Special Warrants

On June 24, 1998, the Company issued and sold to certain investors by way of private placement an aggregate of 4,103,663 Special Warrants convertible into an aggregate of 4,103,663 Common Shares for aggregate consideration of $5,334,761.90. The Special Warrants were sold pursuant to prospectus exemptions under applicable legislation. The 4,103,663 Special Warrants were issued to certain creditors of the Company in full payment and satisfaction of an aggregate $5,334,761.90 of indebtedness (the "Indebtedness") of the Company in favor of such creditors. The Indebtedness related principally to overdue accounts payable in connection with the construction of the Kemess South Mine.

The Special Warrants were issued under the terms of a trust indenture (the "Warrant Indenture") dated as of June 24, 1998 between the Company and Montreal Trust Company of Canada, as trustee (the "Trustee"). Each Special Warrant entitles the holder thereof to acquire one Common Share, without payment of additional consideration, prior to 2:00 p.m. (Vancouver time) on the earlier of
(i) the sixth business day after a receipt for the Prospectus is issued by the securities regulatory authority in each of Alberta, British Columbia, Newfoundland and Ontario; and (ii) December 31, 1998 (the "Expiry Date"). Any Special Warrants which remain unexercised at the Expiry Date will be automatically exercised on the Expiry Date. If the securities regulatory authority in each of Alberta, British Columbia, Newfoundland and Ontario has not issued a receipt for this prospectus on or before 2:00 p.m. (Vancouver time) on September 21, 1998, the holders of Special Warrants shall be entitled to deliver their Special Warrants certificates to the Trustee, and to receive 1.1 Common Shares, without payment of additional consideration, for each Special Warrant held.

9.   NET CHANGE IN OTHER OPERATING ITEMS

                                            Three months ended June 30    Six months ended June 30
                                          -----------------------------  --------------------------
                                                     1998          1997        1998         1997
                                                ---------     ---------   ---------    ---------
 Cash provided by (used in):
  Receivables                                   $   5,403     $ (16,086)  $  22,032    $ (49,452)
  Inventories                                         757        10,680       5,673      (10,441)
  Prepaid expenses                                   (410)        4,449        (966)      (1,833)
  Accounts payable, accrued payroll and
      other current liabilities                   (39,541)      (10,091)    (92,350)      (7,817)
 Deferred revenue                                 (11,818)       (1,661)    (16,035)      (2,845)
 Income and other taxes payable                      (356)          338        (516)         922
 Long-term reclamation reclassified
      to current period                                --         4,658          --       (2,010)
                                                ---------     ---------   ---------    ---------
 Net change in other operating items            $ (45,965)    $  (7,713)  $ (82,162)   $ (73,476)
                                                ---------     ---------   ---------    ---------
                                                ---------     ---------   ---------    ---------

10.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:

                                                                Three months ended        Six months ended
                                                                           June 30                 June 30
                                                              --------------------    --------------------
                                                                  1998        1997        1998        1997
                                                              --------    --------    --------    --------
Net income (loss) in accordance with Canadian GAAP            $(35,002)   $(52,089)   $(32,742)   $(60,202)

Adjustments
          Depreciation and amortization                         (4,985)      3,133      (9,214)      2,355
          Foreign currency translation loss on long-
          term debt                                            (11,107)         --      (6,636)         --
                                                              --------    --------    --------    --------
          Net income in accordance with U.S. GAAP             $(51,094)   $(48,956)   $(48,592)   $(57,847)
                                                              --------    --------    --------    --------
                                                              --------    --------    --------    --------


Earnings (loss) per share in accordance with U.S. GAAP:
Basic earnings (loss)                                         $  (0.37)   $  (0.35)   $  (0.35)   $  (0.42)
Diluted earnings (loss)                                       $  (0.37)   $  (0.35)   $  (0.35)   $  (0.42)

The effects on the balance sheets of the Company at June 30, prepared in accordance with U.S. GAAP, are:

                                                           June 30       June 30
                                                         ---------     ---------
                                                              1998          1997
                                                         ---------     ---------
 Increase (decrease):
 Property, plant and equipment                            $(11,417)     $  7,077
 Prepaid expenses (pension asset)                         $ (1,175)     $   (552)
 Long-term investment in equity securities                      --      $(17,701)
 Deferred charges                                         $(16,930)           --
 Deferred income taxes                                    $ 19,377      $ 19,377
 Provision for unrealized loss on long-term                     --      $(17,701)
 investments (contra-equity account)
 Retained earnings                                        $(48,899)     $(12,852)

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

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the three months ended March 31, 1998, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of Geddes Resources Limited and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $21.0 million as of June 30, 1998.

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

                                                                                    Three months ended           Six months ended
                                                                                ----------------------     ----------------------
 COMPUTATIONS OF EARNINGS PER COMMON SHARE                                       June 30       June 30      June 30       June 30
                                                                                    1998          1997         1998          1997
                                                                                --------      --------     --------      --------
 BASIC INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
   Net income (loss) in accordance with U.S. GAAP                               $(51,094)     $(48,956)    $(48,592)     $(57,847)
                                                                                --------      --------     --------      --------
                                                                                --------      --------     --------      --------
   Weighted average number of shares outstanding (000's)                         138,940       138,884      138,940       138,864
                                                                                --------      --------     --------      --------
                                                                                --------      --------     --------      --------

   Basic income (loss) per share                                                $  (0.37)     $  (0.35)    $  (0.35)     $  (0.42)
                                                                                --------      --------     --------      --------
                                                                                --------      --------     --------      --------

 DILUTED INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
   Net income (loss) in accordance with U.S. GAAP                               $(51,094)     $(48,956)    $(48,592)     $(57,847)
                                                                                --------      --------     --------      --------
                                                                                --------      --------     --------      --------

   Shares
   Weighted average number of shares outstanding (000's)                         138,940       138,884      138,940       138,864
       Assuming exercise of stock options reduced by the number of shares which could have been purchased with the proceeds from exercise
        of such options                                                          --                 --           49            --
                                                                                --------      --------     --------      --------
   Weighted average number of shares outstanding (000's), as adjusted            138,940       138,884      138,989       138,864
                                                                                --------      --------     --------      --------
                                                                                --------      --------     --------      --------

   Diluted income (loss) per share                                              $ (0.37)      $  (0.35)    $  (0.35)     $  (0.42)
                                                                                --------      --------     --------      --------
                                                                                --------      --------     --------      --------

All options and warrants outstanding at June 1998 and March and June 1997 were considered antidilutive due to the net losses.


11.   SHAREHOLDER RIGHTS PLAN

On February 10, 1998, the Board of Directors adopted, subject to regulatory and shareholder approvals, a Shareholder Rights Plan (the "Rights Plan"), the terms of which are set forth in a Shareholder Rights Plan Agreement dated as of February 25, 1998 between the Company and Montreal Trust Company of Canada (the "Rights Plan Agreement"). Under the Rights Plan, a right to purchase one of the Company's common shares (the "Right") was issued for each outstanding common share to the Company's shareholders of record on February 25, 1998. The Rights expire in 2002 and initially are not separate from the Company's common shares nor are they represented by separate certificates. However, should a triggering event occur, as defined in the Rights Plan Agreement (including the acquisition by a single entity of 20% or more of the Company's common shares), a holder of a Right (other than the acquiror of 20% or more of the Company's common shares) becomes entitled to purchase one share of the Company's common shares for each Right at a 50% discount to the market price. Under the Rights Plan Agreement, purchases of common shares that are made pursuant to certain permitted bids, as defined in the Rights Plan Agreement, do not constitute a triggering event. Subject to certain terms and conditions specified in the Rights Plan Agreement, the Rights may be redeemed by the Company for a price of $0.0001 per Right. The Rights Plan was approved by the Shareholders at the annual meeting held June 26, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUE

Consolidated revenues for the three-month and six-month periods ended June 30, 1998 were $22.6 million and $45.1 million, respectively. Revenues in the second quarter of 1998 were 62% below the $58.9 million of revenues reported for the three-month period ended June 30, 1997 and 58% below the $106.8 million of revenues reported for the six-month period ended June 30, 1997. Declines in revenue were attributed to lower gold production resulting from the late 1997 closure of the Hope Brook and Colomac mines and lower realized gold prices.

Gold production was 45,732 and 91,289 ounces for the three-month and six-month periods ended June 30, 1998, respectively. 1998 gold production was 56% below the 104,845 ounces produced for the three-month period ended June 30, 1997 and 52% below the 189,925 ounces produced for the six month period ended June 30, 1997. The September 1997 closure of the Hope Brook Mine and December 1997 closure of the Colomac Mine were the main factors contributing to the decline in gold production.

Gold production for the ongoing mines Pamour/Nighthawk and Giant was 45,732 and 91,289 ounces for the three-month and six-month periods ended June 30, 1998. This compares to 49,288 and 97,287 ounces produced during the same periods in 1997. Gold production at the ongoing operations during 1998 declined 7% or 3,556 ounces and 6% or 5,998 ounces from corresponding gold production in the same three- and six-month periods of 1997. The decline in production at the Giant Mine was due to modification in the mine plan resulting from declining gold prices.

The Company commenced limited production at the Kemess Mine on May 19, 1998 when ore was conveyed to line "A", one of two parallel circuits in the concentrator. On June 14, 1998 line "B" was commissioned. As of June 30, 1998 all proceeds from sale of concentrates during the commissioning period have been credited against Kemess capital costs.

                                               Three months ended        Six months ended
                                                          June 30                 June 30
                                                1998         1997        1998        1997
                                             -------    ---------     -------   ---------
Ore milled (tons)                            433,631    1,603,901     867,119   2,866,479
Average mill fees grade (oz/ton)               0.129        0.076       0.131       0.077
Gold production (ounces)
Northwest Territories - Giant Mine            21,424       22,981      43,814      45,829
                      - Colomac Mine               -       32,387           -      62,267
Ontario Division      - Pamour/Nighthawk      24,308       26,307      47,475      51,458
Newfoundland          - Hope Brook Mine            -       23,170           -      30,371

Total gold ounces produced                    45,732      104,845      91,289     189,925

Average spot gold price (US$/oz)                 300          343         297         347
Average realized price (US$/oz)                  342          406         343         405
Average cash cost (US$/oz)                       257          351         268         358

EXPENSES

Operating expenses for the three months and six months ended June 30, 1998 were $17.0 million or US $257 per ounce, and $35.2 million, or US$268 per ounce, respectively. This compares to $50.9 million, or US$351 per ounce, and $93.9 million, or US$358 per ounce, for the three months and six months ended June 30, 1997, respectively. The decrease in consolidated operating costs was mainly attributed to the closure of the high cost Colomac and Hope Brook mines, lower production volumes at ongoing operations, and the implementation of a cost reduction program, which reduced manpower and minimized discretionary spending. US dollar cash costs per ounce were also favorably impacted by the continued weakening of the Canadian dollar in relation to the US dollar.

NORTHWEST TERRITORIES DIVISION

GIANT MINE
Gold production for the three-month period ended June 30, 1998 was 21,424 ounces or 7% lower than the 22,981 ounces produced during the same period of 1997. Lower gold production was largely due to modification in the mine plan resulting from declining gold prices. Mill throughput of 84,431 tons (1997- 97,564 tons) was 13% lower than production in the same period a year ago. Mill head grade improved by 9% to 0.290 opt gold (1997 - 0.265 opt). Gold recovery decreased 1% to 87.28 % (1997 -
88.38%). Cash costs of US$282 per ounce were 11% below the US$317 per ounce cash cost reported for the three-month period ended June 30, 1997.

Mining operations for the six-month period ended June 30, 1998 produced 43,814 ounces of gold (1997 - 45,829 ounces) or 4% fewer ounces than those produced in the same period in 1997. Mill throughput of 178,475 tons (1997 - 192,906 tons) was 7% lower than that reported for the same period a year ago. Head grades of
0.283 opt gold (1997 - 0.265 opt) improved 5%. Gold recovery declined 1% to 86.40% (1997 - 87.53%). Cash costs of US$283 per ounce were 12% below the US$321 incurred during the six-month period ended June 30, 1997.

ONTARIO DIVISION

PAMOUR/NIGHTHAWK MINES

Gold production for the three-month period ended June 30, 1998 of 24,308 ounces (1997 - 26,307) was 8% lower than that reported for the same period a year ago. Lower production was primarily related to a lower recovery rate of 77.02% (1997
- 87.14%), which was 12% lower than that of the same period a year ago. Offsetting the lower recovery rates were improvements in head grade and lower operating cash costs. Second quarter 1998 head grades of 0.090 opt gold (1997 -
0.087 opt) showed an improvement of 3% from the same period in 1997. Cash costs per ounce of US$235 per ounce (1997 - US$316) were 26% lower than that reported for the same period in 1997.

For the first six months of 1998, gold production was 47,475 ounces (1997 - 51,458 ounces), a decrease of 8% from production reported for the same period a year ago. Lower gold production was attributed to the lower recovery rate of 75.60% (1997 - 86.50%), a decrease of 13% from first half 1997 recovery rates. Lower gold production volumes associated with recovery rates were, however, partially offset by higher head grades and increased mill throughput. Head grades of 0.091 opt gold (1997 - 0.088 opt) showed an improvement of 3% and mill throughput of 688,644 tons (1997 - 677,889 tons) increased 2% over results reported for the same period of 1997. Operating cash costs for this period of US$255 per ounce decreased 21% from the same period 1997 cash cost of US$323, evidencing the effects of the cost reduction efforts and the effects of a weaker Canadian dollar in relation to the US dollar.

OTHER EXPENSES

Care and maintenance expenditures for the three months and six months ended June 30, 1998 were $1.0 million and $2.3 million, respectively. Care and maintenance costs were up $0.9 million and $2.2 million from the amounts incurred in the three months and six months ended June 30, 1997, respectively. Higher care and maintenance costs were attributed to the shutdown Colomac and Hope Brook properties and the suspended Matachewan project. On a year to date basis, $1.0 million has been incurred at Colomac and $0.6 million at Hope Brook.

Royalties and marketing costs for the three months and six months ended June 30, 1998 were $0.3 and $0.6 million, respectively. This compares to $0.4 and $0.9 million reported for the same periods in 1997. Decreases in marketing costs were related to the closure of the Colomac and Hope Brook mines. The Ontario Division was the only property subject to royalty payments during the six-month periods ended June 30, 1997 and 1998. Royalty payments for the first six months of 1997 and 1998 were unchanged with the impacts of lower gold prices being offset by slightly higher ore production.

Administrative costs and corporate costs were $2.2 million and $4.5 million for the three months and six months ended June 30, 1998, respectively. These costs represent a cost reduction of 38% or $1.3 million from the $3.5 million incurred during the three-month period ended June 30, 1997, and a 28%, or $1.7 million decrease from the $6.2 million incurred for the six-month period ended June 30, 1997. Decreases in costs were primarily associated with the employment of fewer personnel in the corporate office.

Depreciation and amortization for the three months and six months ended June 30, 1998 was $6.7 million and $10.7 million, respectively. This compares to $5.9 million and $11.5 million for the same periods a year ago. The changes between periods reflect a 13% increase and a 7% decrease for the three months and six months ended June 30, 1997, respectively. Decreases in depreciation and amortization were primarily related to the 1997 closure of the Hope Brook and Colomac mines. Lower costs were, however, partially offset by the 1997 year-end downward revision of ore reserve estimates due to lower gold prices, resulting in adjustments to depreciation and amortization.

Reclamation costs decreased 53% to $0.6 million and 51% to $1.2 million during the three months and six months ended June 30, 1998 from $1.2 million and $2.4 million in the corresponding periods in 1997. The closure of the Hope Brook and Colomac mines in 1997 and slightly lower ore production at the ongoing operations contributed to the significant decline in costs. Cost declines were partially offset by the lower ore reserve estimates which slightly increased per unit cost accruals.

Exploration and other costs declined 64% to $0.5 million and 66% to $0.9 million for the second quarter and six months ended June

30, 1998, respectively, compared to the $1.3 million and $2.7 million incurred during the same period a year ago, respectively. Management's decision to limit exploration and other discretionary costs was based upon the cash requirements for the start-up of the Kemess Mine and continued low gold prices.

The Company enters into foreign currency and commodity contracts to minimize exposure to adverse fluctuations in Canadian dollar exchange rates associated with US dollar sales of gold and copper and commodity prices. A weakening of the Canadian dollar relative to the US dollar resulted in a currency loss provision of $11.4 million during the second quarter 1998, which more than offset a first quarter 1998 loss recovery of $7.9 million bringing the loss for the six-month period ended June 30, 1998 to $3.5 million. This compares to provisions for currency losses of $7.3 million and $10.3 million for the same three- and six-month periods a year ago. The Canadian/US foreign currency exchange rate at December 31, 1997 was 1.431 or 3% lower than the exchange rate of 1.472 at June 30, 1998. The December 31, 1997 spot gold price of US$290 per ounce increased 2% to the June 30, 1998 spot gold price of US$296 per ounce. In June of 1998 a significant portion of the outstanding hedge positions were closed out (see Note 6 to the Consolidated Financial Statements).

The Company incurred interest on long-term debt of $10.4 million and $18.6 million during the three months and six months ended June 30, 1998, respectively. This compares to $6.5 million and $12.8 million incurred during the same periods a year ago, respectively. Increases in interest expense are mainly attributed to the January 1998 issuance of Senior Secured Debentures in the principal amounts of $19.5 million and US$30.7 million and the June 1998 issuance of US$115.0 million of Senior Secured Debentures to Trilon Financial Corporation ("Trilon") and Northgate Exploration Limited ("Northgate") see Note 7 to the Consolidated Financial Statements). Proceeds from the June 1998 issuance of Senior Secured Debentures was used in part to retire the Senior Secured Debentures issued in January of 1998. All but $0.4 million of the 1998 interest expense incurred has been capitalized against projects under construction, mainly the Kemess project.

Generally accepted accounting principles (GAAP) promulgate the write-down of unamortized deferred finance costs on retirement of debt. Accordingly, deferred financing costs associated with the Senior Secured Debentures retired in June of 1998, as well as legal, advisory and other costs associated with the $115.0 million Trilon financing were written off at June 30, 1998. This resulted in a charge to income of $15.0 million.

A write-down of $39.7 million was taken in the three-month period ended June 30, 1997 to reflect the permanent impairment of Colomac Assets. No write-down of this nature has occurred in 1998.

NET INCOME  (LOSS)

The Company incurred a net loss of $35.0 million and $32.7 million for the three months and six months ended June 30, 1998, respectively. This compares with a net loss of $52.1 million and $60.2 million for the three and six months ended June 30, 1997, respectively. The loss for the quarter and first six months of 1998 was primarily the result of lower realized gold prices, lower gold production and the write-off of deferred finance costs on retirement of debt. Improvements over 1997 financial results was attributed to cost reduction efforts, closure of the high cost Colomac and Hope Brook mines and the 1997 $39.7 million write-down of Colomac Mine assets.

LIQUIDITY AND CAPITAL RESOURCES

The progressive decline in the gold price during 1997, which continued through the second quarter of 1998 (from US$366 to approximately US$285 per ounce), has adversely affected the Company's operating cash flow and its ability to meet its cash obligations over the last eighteen months. Commencing in 1997 and continuing through 1998, the Company has implemented a number of measures to conserve its cash resources, including closure of two high-cost mines (Colomac and Hope Brook); cost reductions at its active operations and corporate office; indefinite postponement of development projects; and other actions designed to improve cash flow at its active operations.

On April 17, 1998 the Company entered into a securities purchase agreement with Trilon providing for the issuance by the Company to Trilon and Northgate of senior secured debentures in the aggregate principal amount of US$120 million. The initial draw down of US$115 million occurred on June 24, 1998 and the balance may be drawn down, subject to certain conditions being fulfilled, on or before August 15, 1998 (see Note 7 to the Consolidated Financial Statements).

Due to the delay in closing this transaction, which occurred at a critical time during the last few months of construction of the Kemess South Mine, the Company was unable to meet certain payment commitments it had made to its key contractors. This resulted in a delay to the construction schedule at Kemess whereby the mine commenced production on May 19, 1998 instead of the original scheduled date of April 1. The financial impact of these delays on cash flow was exacerbated by a cost overrun on the Kemess South project.

The final cost of the Kemess South Mine is expected to be approximately $480 million, which is an increase of approximately 11.6% over the previously announced cost estimate of $430 million. The increase is attributed to a number of unforeseen construction-related factors, the most significant of which related to additional costs for the tailings dam construction and the tailings pipeline system. These additional costs accounted for approximately one-half of the cost overrun. The design of the tailings dam was substantially altered due to geotechnical considerations related to bedrock and soil conditions. At the Company's request, the tailings pipeline design was changed to increase the number of tailings lines from one to two, in order to decrease the operating risk, adding additional costs to the previous estimates. In the dam and pipeline areas, the previously estimated budgets had not adequately allowed for the added difficulties in the handling of materials, nor for the control of sediments resulting from the earthworks program, nor for the substantial increase in the volumes of materials to be moved as a consequence of redesign. Additional costs were incurred in power line clearing, government-assessed stumpage costs, project expenses associated with increased costs resulting primarily from staff requirements, site accommodations, travel, freight and fuel. The remaining overrun amounts were associated with redesign requirements during the mechanical, piping, and electrical stage of the project construction, and bulk construction material quantity reconciliations.

The result of the financings and other sources and applications of funds on the Company's liquidity was to reduce the working capital deficiency from $126.9 million at December 31, 1997 to $104.8 million at March 31, 1998 and to $48.5 million at June 30, 1998. The current ratio at each date was 0.34 to 1, 0.25 to 1 and 0.49 to 1, respectively. The working capital deficiency resulted primarily from the use of cash to construct the Kemess South project and from accounts payable to equipment suppliers and contractors working on the project. As of June 30, 1998 the total of the Company's cash, cash equivalents and marketable securities increased to $17.0 million, from $0.6 million at March 31, 1998 and from $10.4 million at the end of 1997.


OPERATING ACTIVITIES

In the second quarter of 1998, cash flow before net changes in other operating items was $2.5 million compared with $2.1 million in the same period of 1997. In the six month period ended June 30, 1998 cash flow before net changes in other operating items was $3.4 million compared with $1.6 million in the same period a year earlier. The increase in cash flow reflected improved operations at the Giant and Pamour/Nighthawk mines. Declines in the Company's average realized gold price were more than offset by reductions in unit cash costs. Unit cash costs for the Giant and Pamour/Nighthawk mines for the six-month period ended June 30, 1998 declined 17% to US$268 per ounce from US$322 per ounce incurred during the same period in 1997.

Net changes to cash used in other operating items amounted to $46.0 million in the second quarter of 1998 and $7.7 million in the same period a year earlier. These changes mainly reflect reductions in accounts payable on the Kemess South project. The Company reported net cash used in operating activities of $43.5 million and $5.6 million in the respective quarters of 1998 and 1997.


FINANCING ACTIVITIES

Net cash provided by financing activities was $96.9 million in the second quarter of 1998 compared with net cash used in financing activities of $0.2 million in the second quarter of 1997.

In the six month period ended June 30, 1998 net cash provided by financing activities was $154.9 million compared with $0.4 million used in the same period of 1997.

As noted above and more fully described in Note 7 to the Consolidated Financial Statements, the principal source of capital was provided by the US$120 million Senior Secured Debenture financing. In the three months ended June 30, 1998 the Company issued 10 million common shares to the subordinated noteholders as consideration for their consent to the Senior Secured Debenture financing.
These shares were issued on closing of the US$120 million Senior Secured Debenture financing and recorded for book purposes at the closing price of the common shares on The Toronto Stock Exchange as of that date.

On June 24, 1998 the Company issued and sold to certain investors an aggregate amount of 4,103,663 Special Warrants convertible into an aggregate amount of 4,103,663 common shares for aggregate consideration of approximately $5.3 million (see Note 8(b) to the Consolidated Financial Statements). The Special Warrants were issued to certain creditors of the Company in full payment and satisfaction of indebtedness related principally to overdue accounts payable in connection with the construction of the Kemess South Mine.

INVESTING ACTIVITIES

In the second quarter of 1998, net cash used in investing activities was $37.1 million compared with $35.7 million in the same period of 1997. In the period this year, capital expenditures amounted to $43.7 million. In the second quarter of 1997, capital expenditures amounted to $63.2 million and were offset by $47.8 million received as assistance from the B.C. government for construction of the Kemess project. Long-term investments decreased by $17.8 million in the period.

In the first half of 1998, net cash used in investing activities was $69.6 million compared with $53.3 million in the same six-month period of 1997. Capital expenditures in the first half this year were $80.1 million. In the same period of 1997, capital expenditures of $109.5 million were partly off-set by B.C. government assistance of $78.8 million.

Investing activities were mainly associated with costs to complete construction of the Kemess South Mine. The development of the Kemess South Mine has been facilitated by up to $166 million of compensation, economic assistance and investment from the British Columbia provincial government. To date, the Company has received approximately $154 million from the British Columbia provincial government. The Company and the British Columbia provincial government have agreed on the terms of payment for the remaining $12 million. The British Columbia provincial government has agreed to pay the Company $8.1 million in a lump sum payment on August 15, 1998 rather than to pay $12 million over a 12-year period.

With construction of the Kemess South Mine complete, the Company anticipates that investments in capital assets for the next several quarters will be limited to sustaining capital at its active operations.


OUTLOOK

As a result of the Company's tight liquidity and the terms of the most recent financing, the Company may be restricted in its ability to expand its hedging activities. This may limit the Company's ability to effectively hedge production and realize gold and copper prices significantly above spot prices. Historically, the Company has been one of the industry leaders, averaging US$20 to US$40 per ounce over spot prices for its gold sales. Should spot prices for gold and copper continue at the current levels, the Company will be required to examine the carrying value of all its assets to determine recoverability of its investments.

The Company's future viability is dependent upon its ability to bring the Kemess South Mine into an efficient operating state, maintain satisfactory credit relationships with its suppliers and achieve and maintain profitable operations. Successful operations in the future are also dependent upon various external factors, the most significant of which are the prices of the commodities it produces, gold and copper, and the US$/Cdn$ exchange rate.

Based upon current commodity prices, exchange rates and forecast production levels, management expects to have sufficient cash to meet interest payments and other obligations arising during the balance of 1998. However, at such price levels the Company's ability to meet interest payments and scheduled principal payments of secured indebtedness occurring after 1998 will depend upon the Company's ability to maintain its costs of production at or below current levels, the performance of the Company's operating mines at or above forecast production, and its ability to refinance principal repayments as they fall due.

The Company is continuing to work with its investment bankers and advisors in seeking a long-term re-financing alternative.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     FULLOWKA ET AL V. ROYAL OAK MINES INC. ET AL, (September 1994; served July
     1995), begun by widows and dependents of nine miners killed during the 1992 strike at the Giant Mine in the Supreme Court of the NWT as action no. CV 05408 alleging, INTER ALIA, negligence on the part of the Company and two named directors/officers (along with 23 other named defendants). Roger Warren, a member of the Union, was charged and subsequently convicted of causing the deaths by explosion. The claim against the Company and all named defendants but one totals approximately $10.8 million plus taxes, interest and costs. The claim against the two directors/officers and all defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs. The Company has denied any negligence on its part. Pleadings and productions are complete; pretrial discovery has recently commenced and is scheduled to continue through the summer of 1998. A second action (action no. CV 06964) has been commenced recently by the widows against the "John Does" in the original action; two of whom have served notices of third-party claims against, INTER ALIA, the Company and the two directors/officers aforesaid. Defendants have moved the court to strike the second action as being untimely. The Northwest Territories Workers' Compensation Board has rendered a decision that the immunity provisions of the Workers' Compensation Act do not apply to one of the named directors/officers, and application has been made for judicial review of this decision.

     TSAY KEY DENE AND TAKLA INDIAN BANDS V. KEMESS MINES INC. ET AL, (February
     1997), begun in the Supreme Court of British Columbia as action no. 97 0723 seeking injunctive relief and an order setting aside the Certificate of Approval, License of Occupation and Permits to Cut for the Kemess South Mine and its power line for, amongst other causes, alleged failure on the part of the British Columbia government to adequately consult with the Bands before granting the documents in issue and the alleged bias on the part of the Government related to the Heads of Agreement entered into between the British Columbia Government and the Company in August 1995 in, INTER ALIA, settlement of the Windy Craggy compensation claim. Interim and interlocutory injunction applications were denied by two separate judges of the British Columbia Supreme Court and have not been appealed by plaintiffs. Hearing on the merits of plaintiffs' claims was scheduled to commence in September 1997 but was adjourned at the plaintiffs' request to accommodate a court-supervised mediation process between the British Columbia government and the plaintiffs, which began in August 1997, continued into December 1997 and was adjourned in January 1998 upon the withdrawal by one of the plaintiffs following pronouncement of the DELGAMUUKW decision by the Supreme Court of Canada. In May 1998, the Takla Indian Band discontinued the proceeding against the Defendants. Also in May 1998, the other plaintiff, the Tsay Keh Dene, and the Provincial Government agreed to mediation, and the scheduled proceedings will be adjourned pending results of the mediation.

     ROYAL OAK MINES INC. V. TERCON CONTRACTORS LTD. (arbitration January 1998 and heard March-May 1998, ongoing) TERCON CONTRACTORS LTD. V. ROYAL OAK MINES INC. (builders lien proceeding) (May 1998) ROYAL OAK MINES INC. V. TERCON CONTRACTORS INC. (BCSC May 1998) claiming damages for breach of contract of approximately $6.8 million, including interest and legal costs, for failure to pay for equipment used to perform a contract at the Kemess South Mine. On March 20, 1998, the arbitrator entered an award finding against the Company generally and directed that the parties attempt to agree as to actual amounts owing, absent which agreement the arbitrator would retain jurisdiction over the matter for the purpose of determining the amount of a final monetary award against the Company. On May 5, 1998, the arbitrator made a partial award in the amount of $6,453,105.28. A court order that the award could be enforced as a judgement was made on May 7, 1998. On May 13, 1998, Tercon obtained a writ of seizure and sale of the Kemess South Mine lease and claims. The Company challenged the same and on June 4, 1998, the court ordered the return of the mine lease and claims, stayed any execution against the same under this proceeding and under the builders lien proceeding commenced by Tercon. The court ordered the Company to pay $3,500,000 to Tercon from the proceeds of the Trilon financing (which amount has been paid) and invited the Company to make application for payment terms as to the balance before October 15, 1998.
     In addition, in May 1998, Royal Oak commenced proceedings against Tercon for misrepresentation in connection with the subject contracts. This proceeding is in very early stages. Tercon is also proceeding with its builders lien action which is scheduled to be heard August 14, 1998 in Vancouver.

     Builders' Liens and Claims

     The Company has also received notice of and is in the process of responding to builders' liens filed against the Kemess South Mine and/or claims arising out of work performed at the Kemess South Mine by various contractors. The stated amount of the asserted liens filed against the Kemess South project, not including the amounts owing to contractors who have not filed liens, was approximately $14.6 million as of August 7, 1998. These include a proceeding by Golden Hill Ventures Ltd. for $6.15 million plus holdback, commenced September 1997.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Company's Annual and Special Meeting of Shareholders was held on June 26, 1998.

     (c) Seven proposals were submitted for shareholder approval, all of which were passed with the following voting results:

          1. The proposal to fix the number of directors at five and to authorize the Board of Directors to determine the number of directors serving on the Board of Directors was approved with 101,795,297 votes for, 1,942,313 votes against, and 753,731 votes abstaining, not voted or spoiled.

          2. All five of the Company's directors were re-elected to serve until the next annual meeting of shareholders, based on the votes as tabulated below:

                                                               Votes abstained,
                                                       Votes       not voted or
 Nominee                              Votes for     withheld            spoiled
 ---------------------------        -----------     ---------  -----------------
 Margaret K. Witte                  102,659,981      148,888          1,682,472
 Ross F. Burns                      102,716,463       92,406          1,682,472
 William J.V. Sheridan              102,671,153      137,716          1,682,472
 J. Conrad Lavigne                  102,616,393      192,476          1,682,472
 George W. Oughtred                 102,699,656      109,213          1,682,472

     3. The reappointment of Arthur Andersen & Co., Chartered Accountants, as independent auditors and to authorize the directors to fix their remuneration was approved with 101,659,033 votes for, 612,996 votes against, 48,232 votes withheld and 2,171,080 votes abstaining, not voted or spoiled.

     4. The proposal to confirm the adoption of the shareholder rights plan was approved with 40,020,406 votes for, 8,105,421 votes against and 56,365,514 votes abstaining, not voted or spoiled.

     5. The proposal to approve stock options previously granted to senior officers and directors of the Company, to purchase, in aggregate, up to 1,810,000 Common Shares of the Company was approved with 29,335,017 votes for, 18,400,512 votes against and 56,755,812 votes abstaining, not voted or spoiled.

     6. The proposal to approve the repricing to $1.10 per share of stock options previously granted to senior officers, directors and employees of the Company was approved with 26,406,799 votes for, 21,372,597 votes against and 56,711,945 votes abstaining, not voted or spoiled.

     7. The proposal to approve stock options previously granted to senior officers of the Company to purchase, in aggregate, up to 300,000 Common Shares of the Company at a price of $1.55 per share was approved with 32,341,586 votes for, 15,452,855 votes against and 56,696,900 votes abstaining, not voted or spoiled.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          See Exhibit Index.

     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on April 7, 1998, regarding a press release from Royal Oak Mines Inc., announcing the Exploration Program for 1998.

          A report on Form 8-K was filed on May 12, 1998, regarding a press release from Royal Oak Mines Inc., announcing first quarter 1998 results of operations.

          A report on Form 8-K was filed on May 15, 1998, regarding a press release from Royal Oak Mines Inc., announcing the agreement for consents with the majority of holders of its US$175 million Senior Subordinated Notes.

          A report on Form 8-K was filed on June 16, 1998, regarding a press release from Royal Oak Mines Inc., announcing the company is not a delinquent filer of annual financial statements.

          A report on Form 8-K was filed on June 24, 1998, regarding a press release from Royal Oak Mines Inc., announcing the closing of senior secured financing.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROYAL OAK MINES INC.


Date:  August 14, 1998        By /s/ Margaret K. Witte
                              ------------------------------
                              Margaret K. Witte
                              President and Chief
                              Executive Officer

Date:  August 14, 1998        By /s/ James H. Wood
                              ---------------------------
                              James H. Wood
                              Chief Financial Officer

                                    EXHIBIT INDEX

Exhibit                                                             Method of Filing
-------                                                             ----------------
 4.1    Third Supplemental Indenture, dated as of May 19, 1998,
        by and among the Company, and Chase Manhattan Trust
        Company, National Association, the successor to Mellon       Filed herewith
        Bank, F.S.B., as Trustee.

 4.2    Fourth Supplemental Indenture, dated as of June 22, 1998,
        by and among the Company, and Chase Manhattan Trust
        Company, National Association, the successor to Mellon       Filed herewith
        Bank, F.S.B., as Trustee.

 4.3    Fifth Supplemental Indenture, dated as of June 22, 1998,
        by and among the Company, and Chase Manhattan Trust
        Company, National Association, the successor to Mellon
        Bank, F.S.B., as Trustee.                                    Filed herewith

 4.4    Securities Purchase Agreement, dated as of April 17,
        1998, between the Company and Trilon Financial
        Corporation.                                                 Filed herewith

 4.5    Securities Purchase First Amending Agreement, dated as of
        May 15, 1998, between the Company and Trilon Financial
        Corporation.                                                 Filed herewith

 4.6    Securities Purchase Second Amending Agreement, dated as
        of June 22, 1998, between the Company and Trilon
        Financial Corporation.                                       Filed herewith

 4.7    Senior Secured Debenture - Series A, in the principal
        amount of US$85,000,000 dated as of June 22, 1998.           Filed herewith

 4.8    Senior Secured Debenture - Series B, in the principal
        amount of US$35,000,000 dated as of June 22, 1998.           Filed herewith

 4.9    Trust Indenture Providing for the Issue of US$50 million
        15% Demand Bonds, dated as of June 22, 1998, among and
        between the Company, and Montreal Trust Company of
        Canada, as Trustee.                                          Filed herewith

 27.    Financial Data Schedule                                      Filed herewith