Form 10-Q
period 1998-09-30
ROYAL OAK MINES INC
filed 1998-11-16
CIK 41304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                         OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to _______

                           Commission File Number 1-4350

                                ROYAL OAK MINES INC.
              -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

ONTARIO, CANADA                          98-0160821
------------------------------           -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Royal Oak Mines (USA) Inc.
5501 Lakeview Drive
Kirkland, Washington
U.S.A.                                       98033-7314
----------------------------------------     ----------------------------------
(Address of principal executive offices)     (Postal/Zip Code)

(425) 822-8992
--------------------------------------
Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes       No X
                         -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding as of November 11, 1998 was 162,048,389, including 1,924,816 shares which are owned by a wholly owned subsidiary of the Company and which may not be voted and are not considered outstanding for earnings per share calculations.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements of Royal
          Oak Mines Inc. and Subsidiaries (All statements are unaudited except for the December 31, 1997
          Consolidated Balance Sheet, which has been audited.)

          Consolidated Balance Sheets - September 30, 1998
          and December 31, 1997

          Consolidated Statements of Income - Three and
          Nine Months Ended September 30, 1998 and 1997

          Consolidated Statements of Cash Flow - Three and
          Nine Months Ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements
          (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

Signatures


In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

All tabular amounts are in thousands of Canadian dollars, except as indicated.

                                 Royal Oak Mines Inc.
                             Consolidated Balance Sheets
                               (unaudited - Cdn$000's)

                                                                     September 30     December 31
                                                                             1998            1997
                                                                                        (audited)
                                                                     ------------     -----------
ASSETS
Current Assets
         Cash and cash equivalents                                      $   5,304       $     568
         Marketable securities                                                560           9,875
         Receivables                                                       11,340          30,923
         Inventories (Note 4)                                              14,170          21,120
         Prepaid expenses                                                   6,268           3,967
                                                                     ------------     -----------
               Total Current Assets                                        37,642          66,453
Property, Plant and Equipment, net                                        724,574         730,314
Long-Term Investments                                                       7,437          12,145
Reclamation and Other Deposits                                             13,914          14,332
Deferred Charges and Other Assets (Note 5)                                 56,762          20,142
                                                                     ------------     -----------
TOTAL ASSETS                                                            $ 840,329       $ 843,386
                                                                     ------------     -----------
                                                                     ------------     -----------

LIABILITIES
Current Liabilities
         Accounts payable                                               $  29,543       $ 123,586
         Accrued payroll costs                                              3,843           2,599
         Deferred revenue                                                  18,495          20,085
         Obligation under commodity contracts (Note 6)                     30,305            --
         Capital leases                                                     4,702           4,531
         Taxes payable                                                      2,761           1,723
         Long-term debt interest payable                                    6,041          10,326
         Accrued unrealized loss on derivatives                              --            21,327
         Other current liabilities                                         18,367           9,135
                                                                     ------------     -----------
              Total Current Liabilities                                   114,057         193,312
Deferred Revenue                                                           23,193          23,330
Other Liabilities (Note 6)                                                 56,219          57,427
Long-Term Debt (Note 7)                                                   449,759         250,338
Deferred Income Taxes                                                       2,532           2,532
Minority Interest in Subsidiary Companies                                      (4)             69
                                                                     ------------     -----------
TOTAL LIABILITIES                                                         645,756         527,008
                                                                     ------------     -----------
SHAREHOLDERS' EQUITY
Share Capital (Note 8)
             Authorized - unlimited
             Outstanding 153,043,927 (Dec. 31, 1997 - 138,940,263)        397,369         379,040
Deficit                                                                  (202,796)        (62,662)
                                                                     ------------     -----------
TOTAL SHAREHOLDERS' EQUITY                                                194,573         316,378
                                                                     ------------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 840,329       $ 843,386
                                                                     ------------     -----------
                                                                     ------------     -----------


The accompanying notes are an integral part of the Consolidated Financial Statements.

                                 Royal Oak Mines Inc.
                       Consolidated Statements of Income (Loss)
                   (unaudited - Cdn$000's except per share amounts)



                                                                     Three months ended                  Nine months ended
                                                                           September 30                    September 30
                                                                  -------------------------       -------------------------
                                                                       1998            1997            1998            1997
                                                                  ---------       ---------       ---------       ---------
REVENUE                                                           $  21,890       $  53,926       $  66,940       $ 160,772
                                                                  ---------       ---------       ---------       ---------
EXPENSES
         Operating                                                   17,043          40,547          52,290         134,455
         Care and maintenance                                           896              48           3,207             198
         Royalties and marketing                                        285             357             888           1,228
         Administrative and corporate                                 2,259           2,361           6,719           8,557
         Depreciation and amortization                                6,166           4,394          16,881          15,872
         Reclamation                                                    557           1,247           1,725           3,623
         Exploration and other                                          298           1,299           1,217           3,965
         Loss on foreign currency and commodity contracts             6,418           3,880           9,914          14,138
                                                                  ---------       ---------       ---------       ---------
              Total operating expenses                               33,922          54,133          92,841         182,036
                                                                  ---------       ---------       ---------       ---------
OPERATING LOSS                                                      (12,032)           (207)        (25,901)        (21,264)

OTHER INCOME (EXPENSE)
         Interest and other income (expense), net                    (2,168)           (324)         (3,023)          1,703
         Interest expense                                            (1,286)           (140)         (1,929)           (327)
         Long-term debt interest                                    (14,719)         (6,887)        (33,327)        (19,734)
         Interest capitalized                                        11,453           5,568          29,638          15,532
         Foreign currency translation loss on long-term debt         (1,874)           --            (3,130)         (2,048)
         Write-down of long-term investment                          (5,000)           --            (5,000)           --
         Write-off of financing costs                                  --              --           (15,011)           --
         Write-down of mine assets                                  (81,400)           --           (81,400)        (39,700)
                                                                  ---------       ---------       ---------       ---------
LOSS BEFORE UNDERNOTED                                             (107,026)         (1,990)       (139,083)        (65,838)

         Income and mining taxes - current                             (420)           (313)         (1,261)           (952)
         Income and mining taxes - deferred                            --              --              --             4,221
         Minority interest                                               25              17              72              48
         Equity in income of associated companies                        29             (76)            138             (43)
                                                                  ---------       ---------       ---------       ---------
NET LOSS                                                           (107,392)         (2,362)       (140,134)        (62,564)

RETAINED EARNINGS (DEFICIT)- BEGINNING OF PERIOD                    (95,404)         12,351         (62,662)         72,553
                                                                  ---------       ---------       ---------       ---------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD                       $(202,796)      $   9,989       $(202,796)      $   9,989
                                                                  ---------       ---------       ---------       ---------
                                                                  ---------       ---------       ---------       ---------
LOSS PER SHARE                                                    $   (0.72)      $   (0.02)      $   (0.98)      $   (0.45)
                                                                  ---------       ---------       ---------       ---------
                                                                  ---------       ---------       ---------       ---------
Weighted average number of common shares outstanding (000's)        148,940         138,910         142,274         138,880
                                                                  ---------       ---------       ---------       ---------
                                                                  ---------       ---------       ---------       ---------



The accompanying notes are an integral part of the Consolidated Financial Statements.

                                 Royal Oak Mines Inc.
                         Consolidated Statements of Cash Flow
                               (unaudited - Cdn$000's)



                                                               Three months ended September 30     Nine months ended September 30
                                                              -------------------------------     -------------------------------
                                                                          1998            1997            1998             1997
                                                                     ---------       ---------       ----------      ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss for the period                                           $(107,392)      $  (2,362)      $(140,134)      $ (62,564)
   Items not affecting cash:
        Depreciation and amortization                                    6,166           4,394          16,881          15,872
        Amortization of deferred financing costs                         1,026             221           2,135             693
        Reclamation                                                        557           1,248           1,725           3,624
        Deferred income tax                                               --              --              --            (4,221)
        Gain (loss) on foreign currency and commodity contracts         (7,036)            506            --            10,381
        Foreign currency translation on long-term debt                   1,874            --             3,130           2,048
        Write-down of mine assets                                       81,400            --            81,400          39,700
        Write-down of long-term investment                               5,000            --             5,000            --
        Write-off of deferred financing costs                             --              --            15,011            --
        Deferred charges and other                                        (189)            201            (331)            292
                                                                     ---------       ---------       ----------      ----------
Cash flow                                                              (18,594)          4,208         (15,183)          5,825
Net change in other operating items (Note 9)                            13,218          30,430         (63,609)        (43,046)
                                                                     ---------       ---------       ----------      ----------
Net cash provided by (used in) operating activities                     (5,376)         34,638         (78,792)        (37,221)
                                                                     ---------       ---------       ----------      ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Issue of share capital                                                   (6)           --                (6)            177
   Capital lease obligation                                                726          16,277            (221)         15,750
   Long-term derivatives payable                                        10,102            --            10,102            --
   Issue of long-term debt                                               7,260            --           240,369            --
   Retirement of long-term debt                                           --              --           (64,232)           --
   Issue costs of long-term debt                                        (1,001)           (129)        (19,342)           (129)
                                                                     ---------       ---------       ----------      ----------
Net cash provided by financing activities                               17,081          16,148         166,670          15,798
                                                                     ---------       ---------       ----------      ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   (Increase) decrease in long-term investments                           (123)          2,741            (123)        (15,105)
   Proceeds from asset sales                                               988            --            13,861            --
   Investment in other capital assets, net                             (23,001)       (127,920)       (103,147)       (237,443)
   B. C. Government assistance                                            --            40,097            --           118,884
   Investment in exploration and non-producing properties, net          (1,112)           (454)         (1,926)         (4,522)
   Change in other assets                                                  424            (642)         (1,122)         (1,295)
                                                                     ---------       ---------       ----------      ----------
Net cash used in investing activities                                  (22,824)        (86,178)        (92,457)       (139,481)
                                                                     ---------       ---------       ----------      ----------
DECREASE IN CASH AND MARKETABLE
     SECURITIES DURING THE PERIOD                                      (11,119)        (35,392)         (4,579)       (160,904)
CASH AND MARKETABLE SECURITIES AT BEGINNING OF PERIOD                   16,983          72,844          10,443         198,356
                                                                     ---------       ---------       ----------      ----------
CASH AND MARKETABLE SECURITIES AT END OF PERIOD                      $   5,864       $  37,452       $   5,864       $  37,452
                                                                     ---------       ---------       ----------      ----------
                                                                     ---------       ---------       ----------      ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
                Interest (net of capitalized interest)               $     302       $   7,964       $   1,761       $  11,386
                Income taxes                                         $      --       $      25       $      --       $      90



The accompanying notes are an integral part of the Consolidated Financial Statements.

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                    FAIR VALUE
                                                                     ($000)
                                                                      -----
In June of 1998 the Company issued 10,000,000 common shares
to the holders of the Secured 12.75% Senior Subordinated
Notes due year 2006.  Shares were issued in exchange for
the "Noteholders" consent to amendments, supplements, and
waivers to the indenture dated September 12, 1996 pursuant
to which the Notes were issued.  Consents were necessary to
complete the Trilon financing.                                      $13,000

The Company issued 4,103,663 Special Warrants on June 24, 1998, to certain creditors of the Company in full payment and
satisfaction of an aggregate $5,334,761 of indebtedness of the
Company in favor of such creditors.  The indebtedness related principally to overdue accounts payable in connection with the construction of the Kemess South mine.  Each Special Warrant carried the right to acquire one share of Royal Oak Mines Inc.
common stock.  As at the end of September all warrants
had been exercised.                                                  $5,335


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

Several conditions and events cast substantial doubt about the Company's ability to continue as a "going concern". The company has experienced a liquidity problem, has a working capital deficiency as at September 30, 1998 and incurred substantial losses in the first nine months of 1998 and in 1997. In addition, the Company recently completed a substantial capital project, the construction of its Kemess Mine. Furthermore, substantial payments will be required to settle liabilities arising from the closure of certain commodity and currency contracts.

In June, 1998 the Company completed the placement of US$120 million Senior Secured Notes to Trilon Financial Corporation and Northgate Exploration Limited. This brings the Company's aggregate outstanding long term secured debt at September 30, 1998 to approximately US$321 million (Cdn$490 million) based on the exchange rate as of September 30, 1998. Such amount does not include capital leases of approximately $24 million. Such secured indebtedness and capital leases in the aggregate represent 72.0% of the total capitalization of the company.

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


2.  INTERIM FINANCIAL STATEMENTS ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of Royal Oak Mines Inc. (the "Company"), differ in certain material respects from United States generally accepted accounting principles ("U.S. GAAP"), as described in Note 10. Also, such statements do not include all of the disclosures required by generally accepted accounting principles for annual statements. In the opinion of management all adjustments considered necessary for fair presentation have been included in these statements. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, see the Company's Consolidated Financial Statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1997.

The calculations of net earnings per share are based upon the weighted average number of common shares of the Company outstanding during each period (except as set forth in Note 8(a)). When outstanding convertible instruments materially dilute earnings per share, fully diluted earnings per share are disclosed.


3.   PRESENTATION

Certain amounts for 1997 have been reclassified to conform with the current year's presentation.


4.   INVENTORIES


                                                                     September 30    December 31
                                                                             1998           1997
                                                                         --------       --------
     Bullion and copper concentrate in process                            $ 5,893        $ 6,751
     Stores and operating supplies                                          8,277         14,369
                                                                         --------       --------
     Inventories                                                          $14,170        $21,120
                                                                         --------       --------
                                                                         --------       --------

5.   DEFERRED CHARGES AND OTHER ASSETS

                                                                     September 30    December 31
                                                                             1998           1997
                                                                         --------       --------
     Deferred finance costs on long-term debt                            $ 41,070       $  9,041
     Accumulated amortization of deferred finance costs                   (18,522)        (1,251)
     Deferred foreign exchange loss on long-term foreign debt              33,942         10,658
     Accumulated amortization of foreign exchange loss on long-term
     foreign debt                                                          (3,152)          (364)
     Other assets                                                           3,424          2,058
                                                                         --------       --------
                                                                         $ 56,762       $ 20,142
                                                                         --------       --------
                                                                         --------       --------

6.    OTHER LIABILITIES


                                                                     September 30    December 31
                                                                             1998           1997
                                                                         --------       --------

     Provision for loss on foreign currency contracts                    $     --       $12,497
     Accrued reclamation and provision for closure costs                   26,384        24,682
     Capital leases                                                        19,443        19,835
     Obligation under commodity contracts                                  10,102            --
     Other                                                                    290           413
                                                                         --------      --------
                                                                          $56,219       $57,427
                                                                         --------       --------
                                                                         --------       --------




DERIVATIVE INDEBTEDNESS
The Company entered into a number of agreements with Bankers Trust Company ("Bankers"), Macquarie Bank Limited ("Macquarie"), and The Bank of Nova Scotia ("BNS") (collectively, the "Hedging Parties") each dated June 22, 1998. As of September 30, 1998, the Company was indebted to Bankers and BNS, pursuant to repayment agreements (the "Repayment

Agreements"), in the aggregate amount of approximately US$26 million, including accrued interest. The Company agreed to pay to Bankers and BNS US$500,000 and US$100,000, respectively, on December 1, 1998 and agreed to pay the balance, together with interest at the rate of 12% per annum, in twelve monthly payments commencing in January 1999.

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


7.    LONG-TERM DEBT



                                                                      September 30      December 31
                                                                              1998             1997
                                                                      ------------      -----------
     Secured Long-Term Debt
        US$84.75 million Series A Senior Secured Debentures               $129,320      $     --
        US$35 million Series B Senior Secured Debentures                    53,407            --
        US$175 million Secured 12.75% Senior Subordinated Notes            267,032       250,338
                                                                          --------      --------
                                                                          $449,759      $250,338
                                                                          --------      --------
                                                                          --------      --------


SENIOR SECURED DEBENTURES (SERIES A AND B)
The Company entered into a securities purchase agreement with Trilon Financial Corporation ("Trilon") on April 17, 1998 providing for the issuance by the Company to Trilon and Northgate Exploration Limited of Senior Secured Debentures in the aggregate principal amount of US$120 million (the "Senior Debentures"). The Company has drawn down US$119.75 million as at September 30, 1998 and the balance may be drawn down subject to certain conditions being fulfilled. The Senior Debentures mature June 22, 2000 and bear interest at a rate of 30 day LIBOR plus 6% per annum. Interest payments commenced July 31, 1998 and are payable monthly thereafter.

The Company issued the Senior Debentures for the following purposes: (i) to repurchase and retire the senior secured debentures issued by the Company in January 1998 in the principal amounts of $19.5 million and US$30.7 million and pay accrued interest thereon; (ii) to pay the Company's past due accounts payable attributable to construction of the Kemess South Mine; and (iii) to provide the Company with working capital.

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

The fees paid by the Company to the Debentureholders consisted of the following:

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

8.  SHARE CAPITAL

(a)  Changes in capital


                                                                          Number of
                                                                             shares         Amount
                                                                       ------------      ----------
     Balance, December 31, 1996                                         140,770,079       $ 387,667
     Issued for share purchase options                                       65,000             176
                                                                       ------------       ---------
     Balance, September 30, 1997 issued and outstanding                 140,835,079         387,843
     Company shares held by Witteck Development Inc.                     (1,924,816)         (8,854)
                                                                       ------------       ---------
     Balance, September 30, 1997 for financial reporting purposes       138,910,263       $ 378,989
                                                                       ------------      ----------
                                                                       ------------      ----------
     Balance, December 31, 1997                                         140,865,079       $ 387,894
     Issued for bondholder consent                                       10,000,000          13,000
     Special Warrants (see note 8(b))                                     4,103,663           5,335

     Issued for share purchase option                                             1            --
     Special Warrants share issue costs                                        --                (6)
                                                                       ------------       ---------
     Balance, September 30, 1998 issued and outstanding                 154,968,743         406,223
     Company shares held by Witteck Development Inc.                     (1,924,816)         (8,854)
                                                                       ------------       ---------
     Balance, September 30, 1998 for financial reporting purposes       153,043,927       $ 397,369
                                                                       ------------      ----------
                                                                       ------------      ----------






(b)  Issuance and Exercise of Special Warrants

     The Company filed a short form prospectus dated August 31, 1998 in the provinces of Alberta, British Columbia, Newfoundland and Ontario in respect of 4,103,663 Common Shares issuable upon the exercise of 4,103,663 special warrants. The special warrants, which had been issued by the Company on June 24, 1998 at a price of $1.30 per special warrant, entitled the holder to acquire one Common Share per special warrant without payment of additional consideration. The Company received net proceeds from the sale of special warrants of approximately $5.2 million, all of which was used to reduce the Company's outstanding accounts payable. No cash proceeds were received directly by the Company. All of the special warrants have been exercised and 4,103,663 Common Shares have been issued in offshore transactions in accordance with Regulation S under the Securities Act.

9.   NET CHANGE IN OTHER OPERATING ITEMS


                                                Three months ended September 30    Nine months ended September 30
                                                --------------------------------    ------------------------------
                                                            1998           1997           1998              1997
                                                ----------------    -----------    -----------    --------------
     Cash provided by (used in):
      Receivables                                       $ (2,449)      $  5,999       $ 19,583         $(43,453)
      Inventories                                            161         16,945          5,834            6,504
      Prepaid expenses                                    (1,335)         3,737         (2,301)           1,904
      Accounts payable, accrued payroll and
          other current liabilities                          979          3,239        (86,036)          (4,578)
     Deferred revenue                                     14,308           (176)        (1,727)          (3,021)
     Income and other taxes payable                        1,554            686          1,038            1,608
     Long-term reclamation reclassified
          to current period                                 --             --             --             (2,010)
                                                      ----------    -----------    -----------    --------------
     Net change in other operating items                $ 13,218       $ 30,430       $(63,609)        $(43,046)
                                                      ----------    -----------    -----------    --------------
                                                      ----------    -----------    -----------    --------------


10.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Reconciliation of net income in accordance with Canadian GAAP to net income in accordance with U.S. GAAP is as follows:


                                         Three months ended September 30    Nine months ended September 30
                                         -------------------------------    ------------------------------
                                                      1998          1997           1998            1997
                                         -----------------    -----------    -----------    --------------
     Net loss in accordance with
      Canadian GAAP                              $(107,392)      $(2,362)      $(140,134)      $(62,564)

     Adjustments
        Depreciation and amortization                1,941            58          (7,273)         2,413
        Asset write-down                             7,550            --           7,550             --
        Foreign currency translation
         loss on long-term debt                    (13,860)           --         (20,496)            --
        Income taxes                                    --          (845)             --           (845)

        Net income in accordance with
          U.S. GAAP                              $(111,761)      $(3,149)      $(160,353)      $(60,996)
                                                 ----------    -----------    -----------    ----------
                                                 ----------    -----------    -----------    ----------
     Loss per share in accordance with
        U.S. GAAP:
     Basic loss                                  $   (0.75)      $ (0.02)      $   (1.13)      $  (0.44)
     Diluted loss                                $   (0.75)      $ (0.02)      $   (1.13)      $  (0.44)



The effects on the balance sheets of the Company at September 30, prepared in accordance with U.S. GAAP, are:


                                                             September 30   September 30
                                                             ------------   ------------
                                                                     1998          1997
                                                             ------------   -----------
     Increase (decrease):
     Property, plant and equipment                               $ (1,926)      $  7,135
     Prepaid expenses (pension asset)                            $ (1,175)      $   (552)
     Long-term investment in equity securities                   $     --       $(20,828)
     Deferred charges and other assets                           $(30,790)      $     --
     Deferred income taxes                                       $ 19,377       $ 18,532
     Provision for unrealized loss on long-term investments
     (contra-equity account)                                     $     --       $(20,828)
     Retained earnings                                           $(53,268)      $(11,949)


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

U.S. GAAP asset write-downs are based on net asset book values as determined by applying U.S. GAAP depreciation and amortization principles and the principles of asset gross-ups as promulgated under FAS 109. Asset write-downs in this instance are only impacted by the difference in depreciation and amortization methods as described above.

Under U.S. GAAP, foreign exchange gains and losses arising from the translation of long-term foreign debt are recognized in income in the period when exchange rates change, whereas under Canadian GAAP, such foreign exchange gains and losses are deferred and amortized on a pro rata basis over the remaining life of the debt.

Statement of Financial Accounting Standards No. 109 requires that a deferred tax liability be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination involving a purchase of stock. Canadian GAAP does not require similar recognition. Accordingly, during the nine months ended September 30, 1998, a difference between U.S. GAAP and Canadian GAAP arose for the deferred tax liabilities associated with the excess of the assigned values and the tax bases of assets acquired in the acquisition of the former Geddes Resources Limited and Consolidated Professor Mines Limited. The effect of these differences is to increase property, plant and equipment and deferred income taxes by $21.0 million as of September 30, 1998.

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


                                                               Three months ended               Nine months ended
                                                          -----------------------------    ----------------------------
COMPUTATIONS OF EARNINGS PER COMMON SHARE                  September 30    September 30   September 30    September 30
                                                                   1998            1997           1998            1997
                                                             -----------    ------------   -----------    ------------

BASIC INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
  Net income (loss) in accordance with U.S. GAAP               $(111,761)      $ (3,149)      $(160,353)      $ (60,996)
                                                               ---------       --------       ---------       ---------
                                                               ---------       --------       ---------       ---------
  Weighted average number of shares outstanding (000's)          148,940        138,910         142,274         138,880
                                                               ---------       --------       ---------       ---------
                                                               ---------       --------       ---------       ---------
  Basic income (loss) per share                                $   (0.75)      $  (0.02)      $   (1.13)      $   (0.44)
                                                               ---------       --------       ---------       ---------
                                                               ---------       --------       ---------       ---------

DILUTED INCOME (LOSS) PER SHARE ACCORDING TO U.S. GAAP
  Net income (loss) in accordance with U.S. GAAP               $(111,761)      $ (3,149)      $(160,353)      $ (60,996)
                                                               ---------       --------       ---------       ---------
                                                               ---------       --------       ---------       ---------

  Shares
  Weighted average number of shares outstanding (000's)          148,940        138,910         142,274         138,880
      Assuming exercise of stock options reduced by
      the number of shares
      which could have been purchased with the proceeds
      from exercise of such options                                   --             --              32              --
                                                               ---------       --------       ---------       ---------
  Weighted average number of shares outstanding (000's),
      as adjusted                                                148,940        138,910         142,306         138,880
                                                               ---------       --------       ---------       ---------
                                                               ---------       --------       ---------       ---------

  Diluted income (loss) per share                              $   (0.75)      $  (0.02)      $   (1.13)      $   (0.44)
                                                               ---------       --------       ---------       ---------
                                                               ---------       --------       ---------       ---------





All options and warrants outstanding at June and September 1998 and March, June and September 1997 were considered antidilutive due to the net losses.


11.   SHAREHOLDER RIGHTS PLAN

On February 10, 1998, the Board of Directors adopted, subject to regulatory and shareholder approvals, a Shareholder Rights Plan (the "Rights Plan"), the terms of which are set forth in a Shareholder Rights Plan Agreement dated as of February 25, 1998 between the Company and Montreal Trust Company of Canada (the "Rights Plan Agreement"). Under the Rights Plan, a right to purchase one of the Company's common shares (the "Right") was issued for each outstanding common share to the Company's shareholders of record on February 25, 1998. The Rights expire in 2002 and initially are not separate from the Company's common shares nor are they represented by separate certificates. However, should a triggering event occur, as defined in the Rights Plan Agreement (including the acquisition by a single entity of 20% or more of the Company's common shares), a holder of a Right (other than the acquiror of 20% or more of the Company's common shares) becomes entitled to purchase one share of the Company's common shares for each Right at a 50% discount to the market price. Under the Rights Plan Agreement, purchases of common shares that are made pursuant to certain permitted bids, as defined in the Rights Plan Agreement, do not constitute a triggering event. Subject to certain terms and conditions specified in the Rights Plan Agreement, the Rights may be redeemed by the Company for a price of $0.0001 per Right. The Rights Plan was approved by the Shareholders at the annual and special meeting of shareholders held June 26, 1998.



12.  REVALUATION OF ASSETS

     (a)  Write-down of Long-Term Investment
          Due to continuing low market valuations on junior resource companies, the Company has revalued the carrying value of its investment in Highwood Resources Ltd. and made a non-cash pre-tax provision of $5.0 million.

     (b)  Write-down of Mine Assets
          In September 1998 the Company completed an analysis of the carrying value of its assets at a gold price of US$300 per ounce to determine recoverability of its investments. As a result of this analysis, the Company made a pre-tax provision of $81.4 million for the revaluation of the carrying value of its assets to their estimated realizable value. This writedown is reflected as a non-cash charge in the consolidated financial statements for the period ended September 30, 1998.

          The $81.4 million write-down reduces the carrying value of the Company's assets in Timmins, the Northwest Territories, non-producing resource properties, and development properties. The carrying value of the Kemess assets was not impacted by this write-down.


13.  SUBSEQUENT EVENTS

Issuance of Common Shares

The Company filed a short form prospectus dated October 23, 1998 in the provinces of Alberta, British Columbia, Manitoba, Newfoundland and Ontario in respect of 7,079,646 common shares that were subsequently issued by the Company at a price of $1.13 per common share. The Company received net proceeds from the sale of common shares of approximately $8,000,000, all of which were used to reduce the Company's accounts payable. No cash proceeds were received directly by the Company. The 7,079,646 common shares were issued in offshore transactions in accordance with Regulation S under the Securities Act.

In addition, the Company filed a Form S-8 Registration Statement on October 30, 1998 providing for the issuance of 400,000 common shares as part payment of bonuses awarded to 22 employees pursuant to Share Bonus Agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUE

The Company reported consolidated gross revenues of $21.9 million and $66.9 million for the three-month and nine-month periods ended September 30, 1998. This compares with $53.9 and $160.8 million for the same three-month and nine-month periods in 1997. Gross revenues for the three-month period ended September 30, 1998, were $32.0 million or 59% lower than those reported for the same three-month period of 1997. Decreases in third quarter revenues from those reported in the same period a year ago were primarily attributed to lower realized gold prices and lower gold production. The realized gold price of US$324 for the three-month period ended September 30, 1998 was US$88 or 21% lower than the US$412 realized gold price reported for the same three-month period a year ago. Gold production for the three-month period ended September 30, 1998 was 44,633 ounces compared with 94,505 ounces reported for the same three-month period in 1997. The decrease of 49,872 ounces or 53% from production reported in the same three-month period in 1997 was mainly attributed to the closure of the high cost Hope Brook and Colomac mines in the third and fourth quarters of 1997, respectively.

Gross revenues for the nine-month period ended September 30,1998 were $93.8 million or 58.4% below the revenues reported for the same nine-month period in 1997. Lower revenues for the nine months ended September 30, 1998 compared with the same nine-month period in 1997 were attributed to lower realized gold prices and lower gold production. The realized gold price of US$337 per ounce for the nine-month period ending September 30, 1998 was US$73 per ounce or 18% lower than the realized gold price of US$410 per ounce for the same nine-month period a year ago. Gold production for the nine-month period ended September 30, 1998 of 135,922 ounces was 148,508 ounces or 52% lower than that reported for the same period a year ago. Lower gold production was mainly attributed to the closures of the high cost Hope Brook and Colomac mines.

The Kemess South Mine commenced production on May 19, 1998 and reached commercial production on October 7, 1998. Accordingly, gold and copper production from the Kemess South Mine in the three months and nine months ended September 30, 1998 have not been included in the Company's consolidated operating results.

Revenue from Kemess production during these periods was netted against operating expenses and approximately $2.5 million was capitalized as start-up costs.


                                          Three months ended September 30     Nine months ended September 30
                                          -------------------------------    -------------------------------
                                                       1998           1997            1998            1997
                                                    -------      ----------      ----------      -----------
Ore milled (tons)                                   444,392       1,443,740       1,311,511       4,310,219
Average mill feed gold grade (oz/ton)                 0.118           0.072           0.119           0.075
Gold production (ounces)
Northwest Territories  - Giant Mine                  22,011          22,749          65,825          68,578
                       - Colomac Mine                     0          27,993               0          90,260
Ontario Division       - Pamour/Nighthawk            22,622          25,881          70,097          77,339
Newfoundland           - Hope Brook Mine                  0          17,882               0          48,253
Total gold ounces produced                           44,633          94,505         135,922         284,430

Average spot gold price (US$/oz)                        289             324             294             339
Average realized gold price (US$/oz)                    324             412             337             410
Average cash cost (US$/oz)                              252             310             263             344

KEMESS START-UP PRODUCTION
Ore milled (tons)                                 3,883,793               0       4,587,143               0
Average mill feed gold grade (oz/ton)                 0.019               0           0.019               0
Average mill feed copper grade (%)                    0.228%              0           0.228%              0
Gold production (ounces)                             37,051               0          40,096               0
Copper production (pounds)                        9,846,400               0      11,112,800               0


OPERATING EXPENSES

The Company incurred operating cash costs of $17.0 million or US$252 per ounce and $52.3 million or US$263 per ounce during the three-month and nine-month periods ended September 30, 1998, respectively. Average cash costs for the three-month period ended September 30, 1998 decreased $58 per ounce or 19% from the $US310 per ounce incurred in the same period a year ago. For the nine-month period ended September 30, 1998 average cash operating costs decreased US$81 per ounce or 24% from the US$344 per ounce reported for the same period a year ago. Operating cash cost reductions were the result of an ongoing cost reduction program, the late 1997 closures of the high cost Hope Brook and Colomac mines and a significantly weaker Canadian dollar.

NORTHWEST TERRITORIES DIVISION

GIANT MINE
Gold production for the three-month period ended September 30, 1998 of 22,011 ounces was down 738 ounces or 3% from the 22,749 ounces produced in the same period a year ago. A 17% improvement in head grades was more than offset by a 16,664 ton or 16% decline in tons milled. Declines in tons milled were directly related to changes to the mine plan to address falling gold prices. Operating cash costs of US$263 per ounce were US$33 per ounce or 11% lower than the US$296 per ounce reported for the same three-month period a year ago, reflecting the ongoing effort to reduce costs and the effects of the weaker Canadian dollar.

Operations for the nine-month period ended September 30, 1998 reported a total of 65,825 ounces of gold produced from milling 263,164 tons of ore at an average head grade of 0.288 ounces of gold per ton. Gold production for this period was 2,753 ounces or 4% lower than the 68,578 ounces reported in the same period a year ago. Lower mill throughput of 31,095 tons or 11% was partially offset by a 9% increase in gold head grade, compared with the same period a year ago. Operating cash costs of US$276 per ounce declined US$38 per ounce or 12% from the US$314 per ounce incurred during the nine-month period ended September 30, 1998.

ONTARIO DIVISION

PAMOUR/NIGHTHAWK MINES
Operations milled 359,703 tons of ore with an average head grade of 0.076 ounces per ton and a recovery of 82.9% during the three-month period ended September 30, 1998, producing 22,622 ounces of gold. Gold production during this period declined 3,259 ounces or 13% from the 25,881 ounces produced in the same three-month period in 1997. Increased mill throughput of 15,123 tons or 4% was more than offset by a 13% decline in head grade and a 4% decline in recovery compared with the same three-month period in 1997. Operating cash costs of US$242 declined US$59 or 20% from the US$301 reported for the three-month period ended September 30, 1997. Lower operating costs were mainly attributed to aggressive cost reduction measures and a weaker Canadian dollar.

A total of 1,048,347 tons of ore were milled at an average head grade of
0.077 ounces of gold per ton and recovery of 86.5% during the nine-month period ended September 30, 1998, resulting in the production of 70,097 ounces of gold. Gold production declined 7,242 ounces from the 77,339 ounces produced in the same period in 1997, reflecting a decrease of 9%. An 11% decline in gold head grade was partially offset by a 25,878 ton or 3% increase in mill throughput. Offsetting the lower gold production was a significantly lower operating cash cost of US$251 per ounce. Operating cash costs decreased US$66 per ounce or 21% from the US$317 per ounce incurred during the same nine-month period a year ago.

BRITISH COLUMBIA DIVISION

KEMESS SOUTH MINE
The Kemess South Mine commenced production on May 19, 1998 when hypogene ore was conveyed to line 'A', one of two parallel milling and flotation circuits in the concentrator. Line 'B' was commissioned on June 14, 1998. In the ensuing months of August and September the mill processed a total of 2.8 million tons of hypogene and supergene ore at an average throughput of approximately 43,257 tons per day and 48,807 tons per day during the months of August and September, respectively. A high daily volume of 65,000 tons per day was achieved during the month of September, exceeding the mill-rated capacity of 53,000 tons per day by 12,000 tons or 23%. Gold and copper head grades have averaged 0.019 ounces per ton and 0.288% during the start-up period, respectively. Gold and copper recovery through September 30, 1998 have averaged 44.60% and 53.13%, respectively. As of the end of September 1998 a total of 23,340 tons of concentrate have been produced with an average concentrate gold and copper grade of 1.667 ounces per ton and 23.8%, respectively. Start-up production has thus far produced a total of 40,096 equivalent ounces of gold and 11.1 million pounds of copper.

Operations are proceeding as planned. Progress is continuing in the areas of increasing mill throughput to an average daily mill production rate at or above rated mill capacity and to increase overall mill recovery. On October 7, 1998 the Kemess South Mine reached commercial production.


OTHER EXPENSES

Care and maintenance expenditures are continuing at the Hope Brook and Colomac shutdown properties and the suspended Matachewan project. Costs for the three-month and nine-month periods ended September 30, 1998 were $0.9 million and $3.2 million, respectively. This compares to $0.1 million and $0.2 million for the same three-month and nine-month periods a year ago. On a year to date basis, the Colomac and Hope Brook shutdown properties incurred $1.4 million and $0.8 million, respectively. The $1.0 million balance related to the suspended Matachewan Project and the Timmins properties.

Third quarter 1998 royalty and marketing expenses of $0.3 million decreased $0.1 million or 20% from the $0.4 million reported in the same period a year ago.
For the nine-month period ended September 30, 1998 the Company incurred royalty and marketing expenses of $0.9 million, reflecting a decrease of $0.3 million or 28% from the same period in 1997. Marketing costs declined as a result of lower gold production due to the shutdown of the Hope Brook and Colomac mines. The Ontario Division was the only division to incur royalty expense during the nine-month period ended September 30, 1998. Higher royalties due to higher ore production was more than offset by the impacts of lower gold prices.

Administrative and corporate expenses were $2.3 million and $6.7 million for the three-month and nine-month periods ended September 30, 1998, respectively. Expenses declined $0.1 million or 4% from the $2.4 million incurred in the third quarter of 1997 and $1.8 million or 21% from the $8.6 million reported for the same nine-month period in 1997. Cost savings were the result of limited replacement of staff attrition and cash conservation efforts.

Depreciation and amortization for the three-month and nine-month periods ended September 30, 1998 was $6.2 million and $16.9 million, respectively. Depreciation and amortization for the same periods in 1997 were $4.4 million and $15.9 million, respectively. The increase in depreciation and amortization expense of $1.8 million, or 40%, in the third quarter of 1998 was attributed to the December 31, 1997 valuation of ore reserves at a gold price of US$350 per ounce compared with US$390 per ounce that was used to value ore reserves at year-end 1996. Valuation of ore reserves at a lower gold price effectively reduced ore reserves and increased amortization rates. The increase of $1.0 million, or 6%, in depreciation and amortization expense for the nine-month period was also related to the valuation of ore reserves. Higher costs in this nine-month period were, however partially offset by depreciation taken on the Colomac property prior to the second quarter 1997 decision to write-down the Colomac property to net realizable value.

Reclamation costs were $0.6 million and $1.7 million, respectively, in the three-month and nine-month periods ended September 30, 1998 compared with $1.2 million and $3.6 million in the same periods of 1997. The closure of the Hope Brook and Colomac mines in September and December of 1997, respectively, which resulted in lower ore production in the two periods of 1998 compared with 1997, was the main reason for lower reclamation costs. Lower costs were partially offset by higher reclamation accrual unit rates due to lower ore reserve estimates.

Exploration and other costs declined 77% to $0.3 million and 69% to $1.2 million for the third quarter and nine months ended September 30, 1998, respectively, compared with the $1.3 million and $4.0 million incurred during the same periods of 1997. The need to conserve cash for working capital to start-up and commission the Kemess South Mine while gold and copper prices remained low necessitated a reduction in exploration and other discretionary expenditures.

The Company enters into foreign currency and commodity contracts to minimize exposure to adverse fluctuations in Canadian dollar exchange rates associated with US dollar sales of gold and copper and commodity prices. In the third quarter and nine-month periods ended September 30, 1998, the losses on currency and commodity contracts were $6.4 million and $9.9 million, respectively, compared with losses of $3.9 million and $14.1 million in the same periods of 1997. The losses were mainly due to the continued weakening of the Canadian dollar versus the U.S. dollar. Losses on foreign currency contracts were partially offset by gains on gold call option contracts that expired unexercised due to call option prices in excess of spot gold prices.

The Company incurred interest on long-term debt of $14.7 million and $33.3 million, respectively, in the three months and nine months ended September 30, 1998 compared with $6.9 million and $19.7 million in the same periods of 1997. Increases in interest expense are attributed to the January 1998 issuance of Senior Secured Debentures in the principal amounts of $19.5 million and US$30.7 million, and the June and August issuance of US$115 million and US$4.75 million, respectively, of Senior Secured Debentures to Trilon Financial Corporation ("Trilon") and Northgate Exploration Limited ("Northgate"). (see Note 7 to the Consolidated Financial Statements). Proceeds from the June 1998 financing were used in part to retire the Senior Secured Debentures issued in January of 1998. Significant amounts of interest paid on long-term debt were capitalized against projects under construction, mainly the Kemess project. Interest capitalized amounted to $11.5 million and $29.6 million in the three months and nine months ended September 30, 1998, respectively, compared to $5.6 million and $15.5 million in the same periods a year earlier.

Generally accepted accounting principles (GAAP) promulgate the write-down of unamortized deferred financing costs on retirement of debt. Accordingly, deferred financing costs associated with the Senior Secured Debentures retired in June of 1998, as well as legal, advisory and other costs associated with the Trilon financing were written off at June 30, 1998. This resulted in a charge to income of $15.0 million in the nine-month period ended September 30, 1998.

Due to continuing low market valuations on junior resource companies, the Company has revalued the carrying value of its investment in Highwood Resources Ltd. and made a non-cash pre-tax provision of $5.0 million.

In September 1998 the Company completed an analysis of the carrying value of its assets at a gold price of US$300 per ounce to determine recoverability of its investments.

A key part of this analysis is the absence of gold production sold forward which historically Royal Oak has entered into from time to time to reduce certain of the risks associated with gold price volatility. These historic hedge positions have significantly increased the realized price received for gold production sold by the Company with premiums above spot price ranging from US$20 per ounce to US$93 per ounce over the last six years. Currently, the Company has no gold production sold forward and is selling all gold production into the spot market. In addition, the Company is limited in its ability to hedge its gold production because of certain covenants related to its indebtedness. This restriction limits the premium above the spot gold price that the Company is able to realize on its gold sales.

As a result of this analysis, the Company recognized a non-cash pre-tax loss of $81.4 million relating to the revaluation of the carrying value of some of its mine assets and development projects (see Note 12 to the Consolidated Financial Statements). In the nine-month period ended September 30, 1997 the Company wrote down mine assets by $39.7 million.

At year-end 1997, the Company valued its ore reserves at a gold price of C$495 per ounce (equivalent to US$350 an ounce at that time). The steady decline in the gold price over the last three years (1996 average US$388 per ounce; 1997 average US$331 per ounce; 1998 year-to-date average US$294 per ounce) may result in the Company valuing its ore reserves at a gold price of less than C$495 per ounce at year-end 1998. The Company believes that the amount of gold contained in mineable ore reserves at the Kemess South property, which accounted for approximately 60% of the Company's total gold contained in mineable ore reserves at year-end 1997, will not be affected by a possible downward valuation.

NET LOSS

The Company incurred a net loss of $102.4 million and $135.1 million in the three months and nine months ended September 30, 1998, respectively, compared with net losses of $2.4 million and $62.6 million in the same periods of 1997. The losses in both periods of 1998 primarily reflected declining realized gold prices, lower gold production and the write-down in the carrying value of assets

LIQUIDITY AND CAPITAL RESOURCES

The progressive decline in the gold price during 1997, which continued through the third quarter of 1998 has adversely affected the Company's operating cash flow and its ability to meet its cash obligations over the last twenty-one months. Commencing in 1997 and continuing through 1998, the Company has implemented a number of measures to conserve its cash resources, including closure of two high-cost mines (Colomac and Hope Brook); cost reductions at its active operations and corporate office; indefinite postponement of development projects; and other actions designed to improve cash flow at its active operations.

On April 17, 1998 the Company entered into a securities purchase agreement with Trilon providing for the issuance by the Company to Trilon and Northgate of senior secured debentures in the aggregate principal amount of US$120 million. The initial draw down of US$115 million occurred on June 24, 1998 and a further US$4.75 million was drawn down on August 18, 1998. The remaining US$0.25 million may be drawn down subject to the fulfillment of certain conditions (see Note 7 to the Consolidated Financial Statements).

Due to the delay in closing this transaction, which occurred at a critical time during the last few months of construction of the Kemess South Mine, the Company was unable to meet certain payment commitments it had made to its key contractors and suppliers. This resulted in a delay to the construction schedule at Kemess whereby the mine commenced production on May 19, 1998 instead of the original scheduled date of April 1, 1998. The financial impact of these delays on cash flow was exacerbated by a cost overrun on the Kemess South project.

The final construction cost of the Kemess South Mine is expected to be approximately $480 million, which is an increase of approximately 11.6% over the previously announced cost estimate of $430 million. The increase is attributed to a number of unforeseen construction-related factors, the most significant of which related to additional costs for the tailings dam construction and the tailings pipeline system. These additional costs accounted for approximately one-half of the cost overrun. The design of the tailings dam was substantially altered due to geotechnical considerations related to bedrock and soil conditions. At the Company's request, the tailings pipeline design was changed to increase the number of tailings lines from one to two, in order to decrease the operating risk, adding additional costs to the previous estimates. In the dam and pipeline areas, the previously estimated budgets had not adequately allowed for the added difficulties in the handling of materials, nor for the control of sediments resulting from the earthworks program, nor for the substantial increase in the volumes of material to be moved as a consequence of redesign. Additional costs were incurred in power line clearing, government-assessed stumpage costs, project expenses associated with increased costs resulting primarily from staff requirements, site accommodations, travel, freight and fuel. The remaining overrun amounts were associated with redesign requirements during the mechanical, piping, and electrical stage of the project construction, and bulk construction material quantity reconciliations.

The Company received $162.1 million from the British Columbia provincial government in compensation, economic assistance and investment to facilitate the development of the Kemess South Mine. During the third quarter, the British Columbia provincial government paid the Company a single final discounted amount of $8.1 million rather than pay the remaining $12 million of economic assistance over a 12-year period.

In August, under the terms of the Concentrate Sales Agreement between the Company and Glencore Ltd. the Company received an advance payment on concentrate shipment of US$5 million. The US$5 million is to be repaid out of concentrate sales over a nine-month period commencing October 1998.

The result of the financings and other sources and uses of funds on the Company's liquidity was to reduce the working capital deficiency from $126.9 million at December 31, 1997 to $76.4 million at September 30, 1998. The current ratio at each date was 0.34 to 1 and 0.33 to 1, respectively. The working capital deficiency resulted primarily from the use of cash to construct the Kemess South project and from accounts payable to equipment suppliers and contractors working on the project. As at September 30, 1998 the total of the Company's cash, cash equivalents and marketable securities was $5.9 million compared with $10.4 million at December 31, 1997.

OPERATING ACTIVITIES

In the third quarter of 1998, cash used in operations before net changes in other operating items was $18.6 million compared with cash flow of $4.2 million in the same period of 1997. In the nine-month period ended September 30, 1998 cash used in operations was $15.2 million compared with cash flow of $5.8 million in the same period of 1997. Declines in cash flows from lower gold prices and impacts of a weak Canadian dollar on foreign currency contracts were partially offset by lower operating costs.

Net changes to cash provided by other operating items amounted to $13.2 million in the third quarter of 1998 and $30.4 million in the same period a year earlier. Decreased cash flows in third quarter other operating items of $17.2 million were primarily the result of 1997 drawdowns of supply inventories at the Colomac and Hope Brook Mines, a 1998 buildup of sales receivables related to the extended period required to settle concentrate sales and increases in deferred revenues due mainly to the advance payment made by the British Columbia Government under the Resource Infrastructure Program.

Net changes in cash used by other operating items amounted to $63.6 million and $43.0 million in the nine-month periods ending September 30 of 1998 and 1997, respectively. Increased cash usage in 1998 of $20.6 million as compared to the same nine month period in 1997 were mainly attributed to a net paydown of payables of $81.5 million between the periods, which was only partially offset by a net reduction in sales receivables between the periods of $63.0 million. The reduction in receivables was attributed to the 1997 closures of the Hope Brook and Colomac mines.

FINANCING ACTIVITIES

Net cash provided by financing activities was $17.1 million in the third quarter of 1998 compared with $16.1 million in the same period a year earlier.

In the nine-month period ended September 30, 1998 net cash provided by financing activities was $166.7 million compared with $15.8 million in the same period of 1997. Financing activities in the third quarter of 1998, and in the same period of 1997, were minimal. In the nine month period of 1998, the principal sources of capital were provided by the US$119.75 million Senior Secured Debenture financing in the second and third quarters, and by the issuance of $19.5 million and US$30.7 million of Senior Secured Debentures in the first quarter of the year. The latter two amounts in the aggregate of $64.2 million were retired in the second quarter of the year. Issuance costs of long-term debt amounted to $19.3 million. In addition, in the second quarter 4,103,663 Special Warrants convertible into the same number of common shares were issued to certain creditors of the Company in full payment and satisfaction of an aggregate $5.3 million of indebtedness of the Company in favor of such creditors.

INVESTING ACTIVITIES

In the third quarter of 1998, net cash used in investing activities was $22.8 million compared with $86.2 million in the same period of 1997. In the period this year, capital expenditures amounted to $23.0 million compared with $127.9 million in the third quarter of 1997. The expenditures in the period last year were offset by $40.1 million received as assistance from the B.C. government for construction of the Kemess South project. Expenditures in the 1998 period were offset by $1.0 million from proceeds of asset sales, including $0.7 million in proceeds from the sale of a 25% interest in the Copperstone property to Asia Minerals Corporation. Capital expenditures in the third quarter of 1998 were significantly reduced pursuant to completion of the Kemess South project.

In the nine months ended September 30, 1998 net cash used in investing activities was $92.5 million compared with $139.5 million in the same period a year earlier. Capital expenditures in the nine-month period of 1998 were $103.1 million compared with $237.4 million, which was offset by $118.9 million in B.C. government assistance, in the period a year earlier. 1998 expenditures were partially offset by asset sales proceeds of $13.9 million, that was primarily generated from the sale of Colomac Mine assets, the sale of the Kemess Mine shovel and drill and sale of a 25% interest in the Copperstone property. Investing activities were mainly associated with costs to complete construction of the Kemess South Mine.

Construction of the Kemess South Mine has been completed. The Company anticipates that investments in capital assets for the next several quarters will be limited to sustaining capital at its active mining operations.

OUTLOOK

As a result of the Company's tight liquidity and the terms of the most recent financing, the Company is restricted in its ability to undertake hedging activities. This may limit the Company's ability to effectively hedge production and realize gold and copper prices significantly above spot prices. Historically, the Company has been one of the mining industry leaders, averaging US$20 to US$40 per ounce over spot prices for its gold sales.

The Company's future viability is dependent upon its ability to maintain profitable mining operations and maintain satisfactory credit relationships with its suppliers. Successful operations in the future are also dependent upon various external factors, the most significant of which are the prices of the commodities it produces, gold and copper, and the US$/Cdn$ exchange rate, all of which are beyond the Company's control.

Based upon current commodity prices, exchange rates and forecast production levels, the Company expects to have sufficient cash to meet interest payments on long-term debt and other obligations arising during the balance of 1998. However, at such price levels the Company's ability to meet interest payments and scheduled principal payments of secured indebtedness occurring after 1998 will depend upon the Company's ability to maintain its costs of production at or below current levels, the performance of the Company's operating mines at or above forecast production, its ability to sell non-core assets, and its ability to refinance principal repayments as they fall due.

The Company is continuing to work with its financial advisors to refinance its Senior Secured Debentures with a conventional long-term project financing facility.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        FULLOWKA ET AL V. ROYAL OAK MINES INC. ET AL, (September 1994; served July 1995), begun by widows and dependents of nine miners killed during the 1992 strike at the Giant Mine in the Supreme Court of the NWT as action no. CV 05408 alleging, INTER ALIA, negligence on the part of the Company and two named directors/officers (along with 23 other named defendants). Roger Warren, a member of the Union, was charged and subsequently convicted of causing the deaths by explosion. The claim against the Company and all named defendants but one totals approximately $10.8 million plus interest and costs. The claim against the two directors/officers and all defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs. The Company has denied any negligence on its part. Pleadings and productions are complete; pretrial discovery has commenced and is scheduled to continue through 1998. A second action (action no. CV 06964) has been commenced recently by the widows against the "John Does" in the original action; two of whom have served notices of third-party claims against, INTER ALIA, the Company and the two directors/officers aforesaid. Some of the Defendants have moved the court to strike the second action as being untimely. The Northwest Territories Workers' Compensation Board has rendered a decision that the immunity provisions of the Workers' Compensation Act do not apply to one of the named directors/officers, and an order has recently been obtained quashing this decision.

        FALCONBRIDGE LIMITED AND WINDY CRAGGY EXPLORATION LIMITED V. KEMESS MINES INC. AND ROYAL OAK MINES INC. ET AL, (June 1996), begun in the Supreme Court of British Columbia as action no. C962983 alleging, INTER ALIA, breach of contract, breach of the duty of good faith, breach of fiduciary duty and unjust enrichment arising from and related to agreements entered into in 1983 and 1984 between the plaintiffs and Geddes Resources Limited providing for a 22.5% royalty on the Windy Craggy claims; and the impact on same of the British Columbia government's appropriation of the claims for park purposes in 1993 and its subsequent resolution of Geddes' claim for compensation under the 1995 Heads of Agreement. Pleadings are complete and pretrial discovery is largely complete. The trial is scheduled to commence in 1999.

        TSAY KEY DENE AND TAKLA INDIAN BANDS V. KEMESS MINES INC. ET AL, (February 1997), begun in the Supreme Court of British Columbia as action no. 97 0723 seeking injunctive relief and an order setting aside the Certificate of Approval, License of Occupation and Permits to Cut for the Kemess South Mine and its power line for, amongst other causes, alleged failure on the part of the British Columbia government to adequately consult with the Bands before granting the documents in issue and for alleged bias on the part of the Government related to the Heads of Agreement entered into between the British Columbia Government and the Company in August 1995 in, INTER ALIA, settlement of the Windy Craggy compensation claim. Interim and interlocutory injunction applications were denied by two separate judges of the British Columbia Supreme Court and have not been appealed by petitioners. Hearing on the merits of the petitioners' claims was scheduled to commence in September 1997 but was adjourned at the petitioners' request to accommodate a court supervised mediation process between the British Columbia government and the petitioners, which began in August 1997, continued into December 1997 and was adjourned in January 1998 upon the withdrawal by one of the petitioners following pronouncement of the DELGAMUUKW decision by the Supreme Court of Canada. In May 1998, the Takla Indian Band discontinued the proceeding against the Defendants. Also in May 1998, the other petitioner, the Tsay Keh Dene, and the Provincial Government agreed to mediation, and the scheduled proceedings will be adjourned pending results of the mediation.

        ROYAL OAK MINES INC. V. TERCON CONTRACTORS LTD. (arbitration January 1998 and heard March-May 1998, ongoing) TERCON CONTRACTORS LTD. V. ROYAL OAK MINES INC. (builders lien proceeding) (May 1998). On March 20, 1998, the arbitrator entered an award finding against the Company generally and directed that the parties attempt to agree as to actual amounts owing, absent which agreement the arbitrator would retain jurisdiction over the matter for the purpose of determining the amount of a final monetary award against the Company. On May 5, 1998, the arbitrator made a partial award in the amount of $6,453,105.28. A court order that the award could be enforced as a judgement was made on May 7, 1998. On June 4, 1998, the court stayed any execution against the Company in this proceeding and in the builders lien proceeding commenced by Tercon. The court ordered the Company to pay $3,500,000 to Tercon from the proceeds of the Trilon financing (which amount has been paid). On October 30, 1998 the court extended the stay of execution in this proceeding and in the builder's lien proceeding to February 15, 1999 on terms that the Company make installment payments of $150,000 monthly commencing November 18, 1998. In the builder's lien action commenced by Tercon, Tercon has obtained a declaration that it is entitled to a claim of lien in the amount of $2,953,185.28. This action has not been completed, and while Tercon is expected to proceed with the builder's lien action, no date for the completion thereof has been set. Further proceedings on the builder's lien claim by Tercon are not likely to proceed prior to February 15, 1999. In addition, in May 1998, Royal Oak commenced proceedings against Tercon for misrepresentation in connection with the subject contracts. This proceeding is in very early stages.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             See Exhibit Index.

        (b)  Reports on Form 8-K.

             A report on Form 8-K was filed on July 24, 1998, regarding a press release from Royal Oak Mines Inc., announcing Kemess concentrates met specifications for pre-payment.

             A report on Form 8-K was filed on August 14, 1998, regarding a press release from Royal Oak Mines Inc., announcing second quarter 1998 results of operations.

             A report on Form 8-K was filed on August 17, 1998, regarding a press release from Royal Oak Mines Inc., announcing Kemess Mine achieves design criteria for processing hypogene.

             A report on Form 8-K was filed on September 15, 1998, regarding a press release from Royal Oak Mines Inc., announcing the Securities Commissions of the Provinces of Alberta, British Columbia, Newfoundland and Ontario have issued receipts for the prospectus of Royal Oak Mines Inc. dated August 31, 1998, qualifying in those provinces the distribution of 4,103,663 common shares issuable upon the exercise of 4,103,663 common shares issuable upon the exercise of 4,103,663 Special Warrants previously issued by Royal Oak on June 24, 1998.

             A report on Form 8-K was filed on September 22, 1998, regarding a press release from Royal Oak Mines Inc., announcing plans for write-down of assets in third quarter.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ROYAL OAK MINES INC.


Date:  November 16, 1998                     By /s/ Margaret K. Witte
                                             ------------------------------
                                             Margaret K. Witte
                                             President and Chief
                                             Executive Officer

Date:  November 16, 1998                     By /s/ James H. Wood
                                             ---------------------------
                                             James H. Wood
                                             Chief Financial Officer

                                    EXHIBIT INDEX


Exhibit                                                     Method of Filing
---------                                                   --------------------
27.              Financial Data Schedule                         Filed herewith

