Form 10-K
period 1998-12-31
ROYAL OAK MINES INC
filed 1999-04-12
CIK 41304

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

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

        Title of Each Class          Name of Each Exchange on which Registered
  Common Shares without Par Value                 Over the Counter
                                            The Toronto Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 22, 1999, based on the closing price of the shares Over the Counter, was US$14,620,355.

Common shares outstanding as of March 22, 1999 were 162,448,389, including 1,924,816 shares owned by a wholly owned subsidiary that may not be voted.

      This Form 10-K has 102 pages; the Exhibit Index is located at page 100.

================================================================================

                                      INDEX

                                                                              Page
                                                                              ----
Glossary - Selected Mining Terms..............................................   4
Glossary - Selected Financial Terms...........................................   6

                                     Part I

Item

   1   Business................................................................   7
   2   Properties..............................................................  21
   3   Legal Proceedings.......................................................  36
   4   Submission of Matters to a Vote of Security Holders.....................  41
       Executive Officers of the Registrant....................................  41

                                     Part II

   5   Market for Registrant's Common Stock and Related Shareholder Matters...  42
   6   Selected Financial Data................................................  45
   7   Management's Discussion and Analysis of Financial Condition and
       Results of Operations..................................................  46
   8   Financial Statements and Supplementary Data............................  60
   9   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosures..................................................  96

                                    Part III*

  10   Directors and Executive Officers of the Registrant.....................  97
  11   Executive Compensation.................................................  97
  12   Security Ownership of Certain Beneficial Owners and Management.........  97
  13   Certain Relationships and Related Transactions.........................  97

                                     Part IV

  14   Exhibits, Financial Statement Schedules and Reports on Form 8-K........  98
       Exhibit Index.......................................................... 100

The Registrant will furnish a copy of any exhibit filed as part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Registrant's reasonable expenses for furnishing such an exhibit. Requests should be made to the Vice President, Investor Relations, at the address set forth on the cover page of this report.

----------
*Part III is incorporated by reference to Registrant's Management Information Circular (Proxy Statement) to be provided by Registrant in connection with the 1999 Annual Meeting of Shareholders which involves the election of directors and which will be filed within 120 days after December 31, 1998, the close of Registrant's 1998 fiscal year.

REPORTING CURRENCY AND FINANCIAL INFORMATION

Royal Oak publishes its consolidated financial statements in Canadian dollars. All dollar amounts set forth in this Form 10-K are expressed in Canadian dollars, unless otherwise specifically indicated.

The following table sets forth, for the periods indicated, the high and low exchange rates (i.e., the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (i.e., the average of the exchange rates on the last business day of each month during the applicable period) and the period-end exchange rate of the Canadian dollar in exchange for the United States dollar, as calculated from the inverse of the exchange rate reported by the Federal Reserve Bank of New York for cable transfers payable in Canadian dollars as certified for customs purposes (the "Noon Buying Rate").

                                1998       1997       1996       1995       1994
End of Period Rate            0.6504     0.6999     0.7301     0.7323     0.7128
Average Rate                  0.6714     0.7198     0.7329     0.7305     0.7300
Highest Rate                  0.7105     0.7487     0.7513     0.7527     0.7632
Lowest Rate                   0.6341     0.6945     0.7235     0.7023     0.7103

On March 22, 1999, the inverse of the Noon Buying Rate was C$1.00 equals US$0.6632.

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

TONS - Short tons.  Two thousand pounds.

TPD - Tons per day.

                       GLOSSARY - SELECTED FINANCIAL TERMS

CASH COST PER OUNCE - Includes all site operating expenses, net of copper by-product revenue credit and related marketing expenses, but excludes royalties, gold marketing, capital and exploration expenditures, depreciation, post-closure restoration accruals, finance and corporate administrative expenses; divided by gold and equivalent ounces produced. Cash costs has the same meaning, except not on a unit production basis.

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

                                     PART I

ITEM 1 - BUSINESS

Royal Oak is a major North American gold mining company that has produced more than 50 million ounces of gold during a 60-year period. In 1998, the Company owned and operated four producing mines and kept two closed mines on care and maintenance. Royal Oak has several projects where development was postponed in 1997 due to low gold prices and the need to conserve cash to complete construction of the Kemess South Mine. The Company has extensive land positions in Canada covering approximately 534,500 acres, as well as approximately 5,700 acres in the United States and approximately 178,800 acres in Fiji, which provide the opportunity to expand ore reserves through exploration and development. As of December 31, 1998, mineable ore reserves contained approximately 6.5 million ounces of gold and 944 million pounds of copper. In 1998, Royal Oak produced 251,323 ounces of gold and equivalents, which included 31,228 ounces from the Kemess South Mine before the mine reached commercial production, and 20,861,770 pounds of copper from the Kemess South Mine that included 11,112,800 pounds prior to commercial production being reached.

In 1998, the Company's four producing mines were the Kemess South gold-copper mine in British Columbia that commenced production in May 1998; the Giant Mine in the Northwest Territories; and the Pamour and Nighthawk Mines in Ontario. In September 1997, the Company closed the Hope Brook Mine after depletion of ore reserves, and in December 1997 the Company closed the high-cost Colomac Mine. Both mines were placed on care and maintenance. The Company has increased its annual production from 194,952 ounces of gold in 1991 to 251,323 ounces in 1998, through acquisitions, exploration and development, and the implementation of more advanced and efficient mining methods. Record gold production of 389,203 ounces was achieved in 1996. The Company conducts exploration programs to develop additional mineable ore reserves in close proximity to its mines to maximize the use of processing facilities and to increase processing efficiencies.

The Company's principal executive offices are located at 5501 Lakeview Drive, Kirkland, Washington 98033-7314. The telephone number is (425) 822-8992 and the fax number is (425) 822-3552. Royal Oak's Internet web site address is http://www.royal-oak-mines.com.

Corporate Structure at March 22, 1999

Royal Oak Mines Inc.                                               Parent
10502 Newfoundland Ltd.                                            Wholly owned
934962 Ontario Inc.                                                Wholly owned
Arctic Precious Metals, Inc., doing business as Royal              Wholly owned
  Oak Mines (USA) and its wholly-owned subsidiary, Oz
  Investments, Inc.
Beaverhouse Resources Limited                                      Wholly owned
Consolidated Professor Mines Limited                               Wholly owned
Royal Oak Hope Brook Ltd.                                          Wholly owned
Royal Oak Timmins Ltd.                                             Wholly owned
Royal Oak Yellowknife Ltd.                                         Wholly owned
Witteck Development Inc.                                           Wholly owned
Ronnoco Gold Mines Limited                                         89% owned
Northbelt Yellowknife Gold Mines Ltd.                              72% owned
Royal Eagle Exploration Inc. and its wholly-owned subsidiary,
  First Eagle Holdings, Inc.                                       60% owned

In addition, the Company has strategic investments in Asia Minerals Corp. and Highwood Resources Ltd. (see "Strategic Investments", page 8.

HISTORY

Royal Oak was incorporated on July 23, 1991 as a result of the merger of five companies: Giant Yellowknife Mines Limited, Pamour Inc., Pamorex Minerals Inc., Royal Oak Resources Ltd., and Akaitcho Yellowknife Gold Mines Limited, certain of which commenced operations approximately sixty years ago. Following the merger, the Company had two operating mines, Pamour and Giant. On January 1, 1992, the Company combined with its wholly owned subsidiary, Supercrest Mines Limited. In addition to its wholly owned subsidiaries, the Company has a majority interest in three companies, Ronnoco Gold Mines Limited, Northbelt Yellowknife Gold Mines Limited and Royal Eagle Exploration Inc.

Since 1993, the Company has acquired and divested the following properties and interests in other companies:

- The Colomac Mine in the Northwest Territories (and an existing royalty interest) from Neptune Resources Corp. (1993);
- All of the outstanding shares of Geddes Resources Limited: (1) a 39.3% controlling interest from Neptune Resources Corp. (1993), (2) the balance of 60.7% by way of a tender offer (1996). Geddes Resources Limited was renamed Kemess Mines Inc. in 1996 and was merged into Royal Oak on December 29, 1997;
- An option in respect of the Kim/Cass gold property in the Northwest Territories from Echo Bay Mines Ltd., Comaplex Minerals Corp. and Petromet Resources Limited (1994). The option was returned to the owners in 1998.
- The Red Mountain gold property in British Columbia from Barrick Gold Corporation (1995);
- The Nicholas Lake gold property in the Northwest Territories from Athabaska Gold Resources Ltd. (1995);
- An 89.5% interest in Ronnoco Gold Mines Limited, thereby providing the Company with a land position on the Nighthawk Lake Break in Ontario (1995-6);
-     A leasehold interest in the Copperstone gold property located in Arizona
      (1995). An affiliated company, Asia Minerals Corp., purchased a 25% interest in the project and acquired an option to earn up to an 80% interest (1998);
- All of the outstanding shares of El Condor Resources Ltd. and St. Philips Resources Inc., thereby acquiring the Kemess property in British Columbia
      (1996). El Condor and St. Philips were dissolved on December 16, 1997;
- All of the outstanding shares of Consolidated Professor Mines Limited, thereby acquiring the Duport gold property in Ontario (1996);
- The Cape Ray gold property in Newfoundland from American Gem Corporation and the net smelter return royalty on the property from Homestake Canada Inc. (1996); and
-     The Namosi mineral licenses in Fiji (1997).

STRATEGIC INVESTMENTS

ASIA MINERALS CORP.

In November 1993, Royal Oak formed a strategic alliance with Asia Minerals Corp. to identify and acquire gold mining properties in China. The Company purchased an initial 32% interest for $2.0 million. In 1996, the Company increased its interest in Asia Minerals to 44.2% by exercising options and by purchasing $2.8 million of additional equity. At December 31, 1998, the Company's interest in Asia Minerals was 44.1%.

In March 1998, Asia Minerals ceased all exploration activity in China and closed its Beijing office after terminating the Jingezhuang gold mining joint venture with the Zhaoyuan Industrial Gold Corporation as a result of its partner's non-compliance with the contract to expand the Jingezhuang gold mine.

In February 1998, Asia Minerals terminated an option agreement with the OMNI Mines Development group in the Philippines to earn a 90% interest in the Aurora property.

Asia Minerals' primary business activity is currently mineral exploration in Arizona. In August, 1998 Asia Minerals signed a joint venture agreement with Royal Oak's subsidiary company, Arctic Precious Metals, Inc., to explore and develop its Copperstone gold property in La Paz County, Arizona. Asia Minerals purchased a 25% interest in the project and acquired an option to earn up to an 80% interest in the Copperstone property.

HIGHWOOD RESOURCES LTD.

In March 1996, Mountain Minerals Co. Ltd. completed the purchase of Conwest Exploration Company Limited's 34.7% interest in Highwood Resources Ltd. for $3.4 million. In August 1996, through a Plan of Arrangement, Highwood acquired all of the outstanding shares of Mountain Minerals. The companies combined and continued under the name of Highwood Resources Ltd. The industrial minerals activities continue under the trade names of Mountain Minerals and Limeco Products. As of December 31, 1998 Royal Oak owned a 38.6% interest in Highwood.

Mountain Minerals produces and markets industrial minerals including barite, silica, limestone and gypsum products, and zeolites. In 1998, production of barite and silica decreased compared with 1997 levels. This was due to a softening in the markets that the company supplies. The Chinese barite plant supplies high brightness barite filler and extender products to Asian markets. Highwood has successfully developed new markets to utilize the plant's full production capacity. Limestone production in 1998 was similar to the previous year while gypsum production decreased in 1998 compared with 1997. The reduction in gypsum and lower grade barite sales is a result of depressed oil and gas drilling activity in western Canada, which is the primary market for these products. Commercial zeolite production remained at relatively low levels.

Revenue of $13.9 million in 1998 decreased approximately 8% from 1997 while cash flow from operations of $1.8 million increased 20% from $1.5 million in the prior year. Operating income was approximately $875,000, up 1% from $863,000 in 1997.

Highwood is proceeding with its development plans for its Thor Lake beryllium property located in the Northwest Territories on which approximately $13 million has been expended. Underground and surface exploration, metallurgical testwork, and a feasibility study in the late 1980's established a mineral inventory of approximately 500,000 tons grading 1% beryllium oxide and outlined a process technology for recovery of a marketable beryllium product. The feasibility study is in the process of being updated to take into account recent developments in the beryllium and specialty metals industry. Surface bulk samples have been taken for further metallurgical testwork and market development studies. In 1997, Highwood filed an application for a required water license that would allow for the extraction of a bulk sample from the property. The application is currently undergoing regulatory review, which Highwood anticipates will be completed sometime in 1999. However, there can be no assurance that Highwood will be able to develop mineral deposits of sufficient quality and/or quantity to be mined profitably. See "Special Note Regarding Forward-Looking Statements."

In January 1999, Highwood acquired all of the outstanding shares of Canada Talc Limited, an Ontario-based industrial minerals company that has been mining, processing and marketing talc for 102 years. The cost of the acquisition was $400,000 in cash and Highwood treasury shares valued at $1.0 million. Pursuant to Highwood's acquisition of Canada Talc, Royal Oak's interest in Highwood was diluted to 35.4%. Canada Talc's processing plant is located at Marmora in Ontario. Highwood is converting the mill to a micronizing facility to enable the plant to process other industrial minerals for sale to markets in eastern North America.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In 1998, the Company operated in Canada in British Columbia, the Northwest Territories and Ontario in one dominant industry segment, gold mining.

REVIEW OF OPERATIONS

                             CONSOLIDATED OPERATIONS

Production, Reserves and Cost Data

                                                        1998            1997            1996            1995           1994
                                                        ----            ----            ----            ----           ----
Production:
Ore milled (tons)                                  9,991,155       5,248,102       5,772,771       5,556,450      3,992,472
Recovered gold and equivalent (oz)                   251,323         351,349         389,203         371,151        318,171
Recovered copper (lbs)                            20,861,770              --              --              --             --
Total Mineral Inventory:
Mineable ore reserves (oz gold)                    6,486,000       7,016,000       9,875,000       9,263,000      2,516,000
Mineralized material (oz gold)                    11,117,000      12,500,000       7,384,000       6,303,000      3,969,000
Total mineral inventory (oz gold)                 17,603,000      19,516,000      17,259,000      15,566,000      6,485,000
Mineable ore reserves (000 lbs copper)               944,087         996,346         989,843              --             --
Mineralized material (000 lbs copper)              9,374,550       9,691,576         623,026              --             --
Total mineral inventory (000 lbs copper)          10,318,637      10,687,922       1,612,869              --             --
Costs:
Operating cost/ton milled (C$/ton)                     15.85           30.59           32.41           33.51          39.17
Cash cost (US$/oz)*                                      261             329             353             366            311
* net of copper by-product revenue credit
   (US$/lb)                                             0.73              --              --              --             --
Depreciation and amortization (US$/oz)                    84              43              45              29             22

In 1998, the Company produced a total of 251,323 ounces of gold and equivalents from consolidated operations at the Kemess South, Giant and Pamour/Nighthawk mines compared with total production of 351,349 ounces in 1997, a decrease of 28%. The total in 1998 included 31,228 ounces from the Kemess South Mine prior to the mine reaching commercial production in October. Gold production in 1997 included 157,931 ounces from the Colomac and Hope Brook mines that were shut down in late 1997, but did not include production from the Kemess South Mine that commenced limited production in May 1998. In 1998, gold production included 76,543 ounces of recovered silver (61,128 ounces in 1997) expressed as 1,320 ounces of gold equivalents (699 ounces in 1997).

Silver production from consolidated operations will increase in the future due to silver contained in concentrates produced at the Kemess South Mine, which is expected to average approximately 220,000 ounces of silver per year over the life of the mine. The Company's total production of silver, including silver contained in gold bullion produced at the Giant and Pamour mines, is expected to average approximately 250,000 ounces per year. See "Special Note Regarding Forward-Looking Statements."

In 1998, the Company produced a total of 20,861,770 pounds of copper, which included 11,112,800 pounds prior to the Kemess South Mine reaching commercial production in October. All copper production in 1998 was in the form of copper contained in gold-bearing copper concentrates from the Kemess South Mine that were shipped to the Far East for smelting and refining to recover metal values. In 1997, copper production amounted to 1,050,421 pounds contained in concentrates produced at the Hope Brook Mine that were shipped to a Canadian smelter for processing. Revenue from the sale of copper contained in concentrates is credited to mine site cash costs.

In 1998, the Company's average cash cost of production was US$261 per ounce of gold, net of copper by-product revenue credit of US$0.73 per pound, a decrease of 21% from US$329 per ounce in 1997. The significantly lower cost in 1998 reflects closure of the high-cost Colomac and Hope Brook mines, cost-saving measures implemented at the Giant and Pamour/Nighthawk mines, and low-cost production from the Kemess South Mine.

In 1998, the average operating cost was C$15.85 per ton of ore mined and milled compared with C$30.59 per ton in 1997. The 48% decrease in operating cost mainly reflects the impact of the large volume of ore mined at the lower cost open-pit mining and milling operations at the Kemess South Mine.

In 1999, Royal Oak's consolidated production is budgeted at approximately 417,800 ounces of gold and 62 million pounds of copper at an estimated cash cost of US$215 per ounce, net of copper by-product revenue credit of US$0.65 per pound. See "Special Note Regarding Forward-Looking Statements."

OPERATING MINES

                            BRITISH COLUMBIA DIVISION

KEMESS SOUTH MINE

Production, Reserves and Cost Data

                                                             1998              1997              1996
                                                             ----              ----              ----
Production:
Ore milled (tons)                                       8,248,411                --                --
Mill head grade (oz/ton gold)                               0.019                --                --
Recovery (%)                                                49.51                --                --
Recovered gold and equivalent (oz)                         70,017                --                --
                                                                                                   --
Mill head grade (% copper)                                  0.226                --                --
Recovery (%)                                                57.51                --                --
Recovered copper (lbs)                                 20,861,770                --                --

Total Mineral Inventory:
Mineable ore reserves (oz gold)                         3,898,000         4,171,000         4,056,000
Mineralized material (oz gold)                            840,000         1,918,000         1,918,000
Total mineral inventory (oz gold)                       4,738,000         6,089,000         5,974,000

Mineable ore reserves (000 lbs copper)                    944,087           996,346           989,843
Mineralized material (000 lbs copper)                     306,000           623,026           623,026
Total mineral inventory (000 lbs copper)                1,250,087         1,619,372         1,612,869

Costs:
Operating cost/ton (C$/ton)*                                 7.55                --                --
Operating cost/ton (C$/ton)**                                4.28
Cash cost (US$/oz)**                                          262                --                --
Depreciation and amortization (US$/oz)                        167                --                --

*  Includes  mining,   milling,   G&A,  smelting,
refining and freight
**Net of copper by-product revenue credit
(US$/lb copper)                                              0.73                --                --

Note: In the period before the Kemess South Mine reached commercial production on October 1, 1998, revenue from the sale of gold-bearing copper concentrates was netted against start-up costs and deferred as pre-production expenses.

The Kemess South Mine commenced production on May 19, 1998 when hypogene ore was conveyed to line `A', one of two parallel milling and flotation circuits in the concentrator. Line `B' was commissioned on June 14, 1998. The Kemess South Mine reached commercial production on October 1, 1998.

In 1998, during the period of commercial production, the Kemess South Mine produced 38,789 ounces of gold and 9,748,970 pounds of copper in gold-bearing copper concentrates. The average mill head grade was 0.019 opt gold and 0.223% copper. Gold and copper recoveries were 56.04% and 63.46%, respectively, during this period.

During the period of commercial production, the cash cost was US$262 per ounce of gold, net of copper by-product revenue credit of $0.73 per pound. On a cost per ton of ore basis, this is equivalent to $4.28 per ton, net of copper by-product revenue credit of $3.27 per ton. The minesite operating cost, including mining ($1.31 per ton), milling ($2.33 per ton) and site administration ($1.57 per ton) amounted to $5.21 per ton of ore. The costs of smelting, refining and freight amounted to $2.34 per ton of ore.

In 1999, production at the Kemess South Mine is budgeted at approximately 235,700 ounces of gold at an estimated cash cost of US$185 per ounce, net of copper by-product revenue credit of US$0.65 per pound.

                         NORTHWEST TERRITORIES DIVISION

GIANT MINE

Production, Reserves and Cost Data

                                                        1998            1997            1996            1995            1994
                                                        ----            ----            ----            ----            ----
Production:
Ore milled (tons)                                    346,918         389,443         367,421         410,966         430,238
Mill head grade (oz/ton)                               0.293           0.270           0.262           0.254           0.264
Recovery (%)                                           86.31           87.35           86.46           86.73           86.95
Recovered gold and equivalent (oz)                    88,038          91,805          83,385          91,423         101,176
Total Mineral Inventory:*
Mineable ore reserves (oz gold)                      181,000         332,000         702,000         826,000         763,000
Mineralized material (oz gold)                     1,365,000       1,572,000       1,324,000       1,317,000       1,313,000
Total mineral inventory (oz gold)                  1,545,000       1,904,000       2,026,000       2,143,000       2,076,000
Costs:
Operating cost/ton milled (C$/ton)                    101.62           99.25          110.34          100.59           92.71
Cash cost (US$/oz)                                       270             304             357             329             289
Depreciation and amortization (US$/oz)                    14              16              14              10              11

*1995, 1996, 1997 and 1998 reserves include Nicholas Lake.

The Giant Mine has been operating for 50 years since commencing production in 1948 and has produced more than 7.1 million ounces of gold.

The 1,100 tpd capacity mill processes ore from the Giant Mine and the nearby Supercrest deposit, which are connected underground.

In 1998, the Giant Mine produced 88,038 ounces of gold, a decrease of 4% from the 91,805 ounces of gold produced in 1997, mainly due to mining and milling less ore. In 1998, the mill processed 346,918 tons of ore, a decrease of 11% from mill throughput of 389,443 tons in 1997. Average mill head grade increased by 9% to 0.293 opt in 1998 from 0.270 opt in 1997 due to the impact of mining higher-grade ore from the nearby Supercrest deposit. Gold recovery was 86.31% in 1998, a decrease of 1% from recovery of 87.35% in 1997.

In 1996 and 1997, major exploration and development programs accessed the higher grade Supercrest, Lower B, and LAW Zones. The new 1500 Level tram reached its targeted capacity by the end of 1996 when higher-grade ore from the Supercrest deposit was mined on a consistent basis. In 1997 and 1998, these higher-grade development headings increased the average mill head grade and favorably impacted costs.

In October 1998, the Government of the Northwest Territories agreed to provide the Company with funding of up to a maximum of $1.5 million for exploration at the Giant Mine. The City of Yellowknife agreed to provide a maximum of $150,000 for the same purpose. These amounts represent the first of two possible equal payments to fund exploration at the mine over a two-year period.

In 1998, the average cash cost of US$270 per ounce of gold was 11% lower than the US$304 per ounce reported in 1997. The average operating cost of C$101.62 per ton of ore mined and milled was 2% higher than in 1997, mainly due to the reduction in mined tonnage of ore.

The effluent treatment plant at Giant operated in compliance with the mine's water use license. The Company's Water Use License was renewed in May 1998 for a 5-year period.

In 1999, gold production at the Giant Mine is forecast at approximately 88,200 ounces at an estimated cash cost of US$264 per ounce. See "Special Note Regarding Forward-Looking Statements."

                                ONTARIO DIVISION

PAMOUR AND NIGHTHAWK MINES

Production, Reserves and Cost Data

                                                        1998            1997            1996            1995            1994
                                                        ----            ----            ----            ----            ----
Production:
Ore milled (tons)                                  1,395,826       1,365,851       1,381,665       1,329,846       1,350,007
Mill head grade (oz/ton)                               0.078           0.086           0.086           0.067           0.069
Recovery (%)                                           85.60           86.70           87.60           90.20           89.20
Recovered gold and equivalent (oz)                    93,268         101,613         104,577          80,120          85,755
Total Mineral Inventory:*
Mineable ore reserves (oz gold)                    2,242,000       2,292,000       3,993,000       2,656,000         716,000
Mineralized material (oz gold)                     3,291,000       3,361,000       3,278,000       1,885,000       1,712,000
Total mineral inventory (oz gold)                  5,533,000       5,653,000       7,271,000       4,541,000       2,428,000
Costs:
Operating cost/ton milled (C$/ton)                     24.87           32.06           30.06           30.29           28.34
Cash cost (US$/oz)                                       251             311             291             368             327
Depreciation and amortization (US$/oz)                   117              82              53              20              37

*Reserves include the Pamour Mine, Nighthawk Mine, Matachewan and Nighthawk Lake properties, and Duport project.

PAMOUR MINE

The Pamour Mine has been in production for 62 years since operations commenced in 1936. During this period the mine has produced more than four million ounces of gold. Total gold production from the Company's properties in the Timmins gold camp exceeds 43 million ounces.

The 4,000 tpd capacity mill at the Pamour Mine processes ore from an underground mine, one open pit, the adjacent Hoyle underground mine and the Nighthawk underground mine.

In 1998, the Pamour mill produced 93,268 ounces of gold, a decrease of 8% from the 101,613 ounces of gold produced in 1997, mainly due to a decline in average mill head grade. Gold production from the Pamour Mine and the Hoyle underground operations accounted for 42,688 ounces (1997 - 48,348 ounces), and the Pamour Mine open pit for 18,844 ounces (1997 - 18,302 ounces). The Nighthawk Mine produced 31,736 ounces of gold (1997 - 34,963 ounces).

In 1998, the Pamour mill processed a record 1,395,826 tons of ore from all sources, an increase of 2% from throughput of 1,365,851 tons in 1997. In 1998, average mill head grade was 0.078 opt, a decrease of 9% from 0.086 opt in 1997. Gold recovery of 85.60% n 1998 was 1% lower than the recovery of 86.70% recorded in 1997.

In 1998, the average cash cost was US$251 per ounce of gold, a decrease of 19% from US$311 per ounce in 1997. The average operating cost of C$24.87 per ton of ore mined and milled was 22% lower than the C$32.06 per ton reported in 1997.

In 1997, the Company postponed plans to develop large-scale open-pit mining and expand the Pamour mill due to low gold prices.

In 1999, production at the Pamour/Nighthawk mines is budgeted at approximately 93,900 ounces of gold at an estimated cash cost of US$246 per ounce. See "Special Note Regarding Forward-Looking Statements."

NIGHTHAWK MINE

The Nighthawk Mine is located 10 miles from the Pamour Mine mill that processes ore from the Nighthawk Mine. The mine was operated between 1924 and 1927 and produced 99,628 tons of ore grading an average of 0.32 opt of gold. The Company developed the Nighthawk Mine and placed it into production in September 1995. Full production of 750 tpd was attained in May 1996. In 1998, the Nighthawk Mine produced 31,736 ounces of gold from 318,610 tons of ore at an average mill head grade of 0.116 opt.

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

As of December 31, 1998 the mineral inventory at the Nighthawk Mine was approximately 12,400 ounces of gold contained in 144,500 tons at a grade of
0.086 opt of gold.

INACTIVE MINES

                         NORTHWEST TERRITORIES DIVISION

COLOMAC MINE

Production, Reserves and Cost Data

                                                        1998            1997            1996            1995            1994
                                                        ----            ----            ----            ----            ----
Production:
Ore milled (tons)                                         --       2,906,081       3,013,156       2,725,388         985,091
Mill head grade (oz/ton)                                  --           0.044           0.046           0.047           0.047
Recovery (%)                                              --           85.43           87.30           92.34           87.10
Recovered gold & equivalent (oz)                          --         108,678         122,416         117,646          40,568
Total Mineral Inventory:
Mineable ore reserves (oz gold)                           --              --         261,000         711,000         694,000
Mineralized material (oz gold)                       185,000         283,000         237,000         260,000         467,000
Total mineral inventory (oz gold)                    185,000         283,000         498,000         971,000       1,161,000
Costs:
Operating cost/ton milled (C$/ton)                        --           18.34           22.46           24.25              --
Cash cost (US$/oz)                                        --             354             405             409              --
Depreciation and amortization (US$/oz)                    --              49              66              46              --

Note: In 1994, revenue from production at the Colomac Mine was netted against start-up costs and deferred as pre-production expenses.

In September 1997, the Company discontinued mining operations at the high-cost Colomac Mine after depletion of economic ore reserves. The Colomac Mine was closed in December 1997 after processing stockpiled ore and was placed on care and maintenance.

The Company has sought a joint venture partner to undertake exploration drilling to investigate the potential for underground mining at the Colomac Mine.

                              NEWFOUNDLAND DIVISION

HOPE BROOK MINE

Production, Reserves and Cost Data

                                                        1998            1997            1996            1995            1994
                                                        ----            ----            ----            ----            ----
Production:
Ore milled (tons)                                         --         586,727       1,010,529       1,090,250       1,227,136
Mill head grade (oz/ton)                                  --           0.087           0.087           0.090           0.089
Recovery (%)                                              --           84.10           89.83           84.43           82.10
Recovered gold and equivalent (oz)                        --          49,253          78,825          81,962          90,672
Total Mineral Inventory:
Mineable ore reserves (oz gold)                           --              --          63,000         215,000         343,000
Mineralized material (oz gold)                            --              --         104,000         399,000         477,000
Total mineral inventory (oz gold)                         --              --         167,000         614,000         820,000
Costs:
Operating cost/ton milled (C$/ton)                        --           42.23           37.58           35.35           32.30
Cash cost (US$/oz)                                        --             363             353             343             320
Depreciation and amortization (US$/oz)                    --               0              37              32              23

In September 1997, the Company closed all operations at the Hope Brook Mine after depletion of ore reserves. The mine has been placed on care and maintenance. The Company had considered using many of the components of the Hope Brook mine and mill for development of the Matachewan project in Ontario. The Matachewan project has been postponed indefinitely due to continuing low gold prices. The Company has sought buyers for the Hope Brook equipment.

The Company is attempting to sell or option all of its Newfoundland properties.

FINANCIAL INFORMATION - FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Royal Oak does not carry out any mining or processing operations outside of Canada. The Company has a copper-gold exploration project in Fiji. Asia Minerals, an affiliated company, has a gold exploration project in Arizona. Highwood Resources, an affiliated company, has an industrial mineral processing plant in China.

The Company sells its gold production and gold-bearing copper concentrate production and receives U.S. dollars that are converted to Canadian dollars, the currency in which the majority of the Company's costs are incurred. The Company reports its financial statements in Canadian dollars.

EXPLORATION

The Company's exploration strategy combines exploration on satellite deposits adjacent to its existing mining operations with the acquisition of advanced stage development properties to ensure sufficient projects with the potential to maintain long-term growth in ore reserves and gold production.

All exploration activities are managed out of the Kirkland, Washington offices of the Company's wholly-owned U.S. subsidiary, Arctic Precious Metals, Inc. In addition, the Company has an Eastern Canadian office in Timmins, Ontario and Western Canadian offices in Yellowknife, Northwest Territories and Smithers, British Columbia.

In 1998, exploration expenditures, including exploration activities at operating mines, amounted to $4.1 million before expenses that were capitalized compared with $8.6 million in 1997. In 1998, the Company reduced exploration expenditures due to low gold prices and the need to conserve cash. The primary objective of the exploration programs is to outline additional reserves proximate to the Company's mines. Due to continuing low gold prices and the Company's limited cash position, the exploration budget for 1999 has been reduced to approximately $2.4 million. See "Special Note Regarding Forward-Looking Statements."

MARKETING

The principal product produced at the Giant and Pamour mines is gold bullion dore bars which are shipped to refineries for further purification. Sales of the refined gold are made to various banks and bullion dealers and are based both on previously hedged prices and on spot (current) market prices. The dore bars also contain silver, which is separated from the gold in the refining process. The Company is credited with the silver content at spot market prices. In recent years, silver credits have been in the range 55,000 ounces to 76,000 ounces of silver per year. The Company anticipates that this will increase to approximately 250,000 ounces of silver per year including silver contained in concentrates produced at the Kemess South Mine.

The Company also produces gold-containing copper concentrates at its Kemess South gold-copper mine. These concentrates, which also contain silver, are sold to a concentrate broker and transported to copper smelters primarily in the Far East to recover contained metal values. The Company receives payment for 90% of the value of the concentrates when they arrive at the railhead at Mackenzie, British Columbia. The Company receives the remaining 10% as follows: 6% 75 days after the bill of lading and 4% after agreement on assays. The total time is not to exceed 120 days.

U.S. dollar proceeds generated from the sale of gold bullion and gold-containing copper concentrates are converted to Canadian dollars as required and are based on the exchange rate in effect at the date of conversion. (See Notes to Consolidated Financial Statements - Revenue Recognition).

Benchmark prices for gold are generally based on the London gold market quotations. The following is a summary of average daily London afternoon fixing prices (US$ per ounce) for gold bullion for each of the last five years:

                                   High              Low          Average
                                   ----              ---          -------
                   1998       US$313.15        US$273.40        US$294.16
                   1997          366.55           283.00           331.29
                   1996          414.80           367.40           387.88
                   1995          395.55           372.40           384.05
                   1994          396.25           369.65           384.18

Benchmark prices for copper are generally based on the London Metal Exchange
(LME) quotations. The following is a summary of average daily LME spot prices (US$ per pound) for copper in 1998, the year the Kemess South Mine commenced production, compared with the prices in 1997.

                                   High              Low          Average
                                   ----              ---          -------
                   1998         US$0.86          US$0.65          US$0.75
                   1997            1.23             0.77             1.03

ENVIRONMENTAL

The Canadian mining industry is subject to stringent environmental regulation both at the Federal and Provincial Government level. Government regulation of the industry requires extensive monitoring activities and contingency planning. All phases of the Company's activities are subject to environmental legislation from exploration through mine development, mine operations, decommissioning and reclamation.

The Company operates in a manner that minimizes the impact of its mining operations on the environment. The Company regularly reviews and revises its operating practices with the objective of exceeding regulatory guidelines. In 1994, the Company instituted an Environmental Code of Practice that established principles under which the Company manages the environmental performance of its operations. These principles encompass compliance with all applicable statutory legislation, minimizing risk to the environment, self monitoring of environmental protection management programs, and communicating effectively with governments, the general public and other stakeholders on environmental protection matters.

In July 1997, the British Columbia Ministry of Environment, Lands and Parks issued a pollution abatement order directed to the Company's Kemess South project. The order required the Company to undertake a number of activities to curtail and manage the release of sediment from construction related activities. The Company cooperated with the British Columbia government and implemented a number of programs intended to achieve compliance with this pollution abatement order. The British Columbia Ministry of Environment, Lands and Parks, in cooperation with the Federal

Department of Fisheries and Oceans, are continuing a joint investigation into the release of sediment from this project. To date no other environmental, legal or regulatory actions have been initiated.

Difficult economic conditions in 1998 caused the Company to defer completion of several of its commitments under the Kemess Fisheries Habitat Compensation Agreement. Discussions have been held with the Federal Department of Fisheries and Oceans on a revision of the Agreement's schedule for completion of the outstanding commitments in 1999.

In all other respects, the Company believes that all of its operations continue to be in compliance in all material respects with applicable environmental legislation. There were no environmental-related legal proceedings pending against the Company in 1998.

Mining and milling operations were suspended at the Company's Hope Brook operation in 1997 with the depletion of the known economic ore reserve. All salvageable equipment was removed from the underground workings and the mine has been allowed to flood. The mill equipment was cleaned of all process slurry and chemical agents and then mechanically "mothballed". The Company has placed the mill and associated equipment on care and maintenance for possible transfer and use at the Company's Matachewan Project in Northern Ontario at some future date. The Company has also investigated selling this equipment. A small staff has been retained at the Hope Brook site to keep the plant in a secure condition, maintain the pumping and treatment works associated with the remaining waste rock dump and tailings impoundment, and to carry out the work associated with the ongoing environmental monitoring program.

Based on water quality monitoring and periodic sampling, overflow from the mine's tailings impoundment continues to meet provincial water quality requirements established for the Hope Brook site. The mine's operating Certificate of Approval issued by the Newfoundland Department of Environment and Labor continues to be in force. In 1998, the Company applied to the Government of Newfoundland and Labrador for a two-year extension to the current care and maintenance program.

In 1998, the Pamour Mine and the Nighthawk Mine operated in compliance with all of the terms and conditions of their respective operating Certificates of Approval. These Certificates of Approval were issued by the Ontario Ministry of Environment and Energy and have no fixed expiry term or date.

In 1998, the Giant Mine operated in compliance with all of the operational terms and conditions of its Water Use License. The Northwest Territories Water Board issued a new license with a five-year term in May 1998.

The government of the Northwest Territories continued its deliberations in 1998 on new regulations under the Environmental Protection Act (Northwest Territories) that would control the amount of permissible sulfur dioxide emissions from the Company's roaster facility at the Giant Mine. The Company has undertaken a cooperative program with the regulators to evaluate the technical feasibility of such emission controls and of the environmental and economic impact of such regulations on the Giant Mine. The Canadian federal government continues to consider new regulations under the Environmental Protection Act (Canada) that would control the amount of permissible airborne arsenic emissions from the Company's roaster facility at the Giant Mine. This facility currently operates in compliance with all existing environmental requirements. The Company cannot estimate at this time when these regulations will be promulgated or what the final format of the regulations will be.

Operations at the high-cost Colomac Mine were suspended in 1997 due to the low gold price and the resultant depletion of economic open pit ore reserves. The open pit mine has been cleared of all man-made material and a protective rock berm has been installed to prevent inadvertent access. The mill equipment has been cleaned of all slurry and chemical agents and has been mechanically "mothballed". A small staff has been retained at the Colomac site to keep the plant in a secure condition, to operate seepage recycle pumps associated with the tailings impoundment and to carry out the work associated with the ongoing environmental monitoring program.

In 1998, the Colomac Mine operated in compliance with all of the terms and conditions of its Water Use License that was issued by the Northwest Territories Water Board and expires in early 1999. The Company applied for renewal of this license in 1998. The Company has placed the Colomac operation on care and maintenance for a minimum of two years while underground ore reserves and potential use of the milling facility to treat nearby deposits are evaluated.

In May 1998, mining and milling operations commenced at the Company's Kemess South Mine. Flotation tailings from the Kemess concentrator are discharged and retained in a valley tailings impoundment. This impoundment is operated as a "zero discharge" tailings management system. Under this system, no effluent is released to the downstream receiving environment from this tailings impoundment during the operating life of the facility. Approximately 95% of the water consumed in milling the ore from the Kemess South Mine is obtained as recycled water from this tailings impoundment. This system to date has operated as designed.

In 1998, the Company expended approximately $4.5 million on capital improvements and $2.7 million on operations and maintenance for environmental matters at its operating mines. The Company anticipates expending similar amounts in 1999 for these items. The majority of the operating costs incurred are related to effluent treatment plant operations at the Giant and Hope Brook mines, environmental monitoring at all sites, and increasing the height of the tailings dams at the Kemess South and Pamour mines.

In February 1999, the Company received an Order and a number of amendments from the British Columbia Ministry of Energy and Mines to raise the height of the tailings dam to predetermined elevation and time criteria. Due to cold weather, the Company had been unable to meet these criteria to ensure adequate freeboard in the tailings dam to allow for spring run-off and tailings from milling operations. The Company submitted a detailed dam construction plan to the government and obtained a working capital facility from Trilon Financial Corporation to fund dam construction to comply with the Order.

RECLAMATION

In general, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site once mining and mineral processing operations are completed as well as by appropriately managing residual waste products. These reclamation activities are conducted in accordance with detailed plans that have been reviewed and, where applicable, approved by the appropriate regulatory agencies. In Ontario, the Northwest Territories and British Columbia, the Company is required to maintain bonds or similar undertakings as security for all or part of the estimated cost of such reclamation. The Company has completed and filed reclamation plans for all of its active operations. Reclamation plans have also been prepared for most of the Company's inactive sites. The Company's total estimated cost of reclamation at all active and inactive mining properties is $50.3 million as set forth in the following table. The Company has accrued $30.1 million in reclamation and closure costs through December 1998 and will charge the remaining amount to operations over their remaining lives on a unit-of-production basis. As of December 31, 1998, the Company had outstanding bonds and letters of credit for reclamation of $15.8 million as set forth in the following table. The Company believes that the salvage value of assets at its various mine sites will make a substantial contribution towards the funding of these reclamation costs. The Company has been advised by its insurance company of its intent to cancel the $1.9 million surety bonds for the Giant and Colomac mines. This cancellation has been stayed as of February 15, 1999 under the CCAA filing in Ontario whereby the Company received court protection from its creditors and will be addressed as part of the Company's debt restructuring plan.

      ESTIMATED RECLAMATION LIABILITY                                 BONDING AND LETTERS OF CREDIT IN PLACE
      Hope Brook                                     $10,107,000
      Pamour                                           6,981,000
      Nighthawk Lake                                     125,000
      Hoyle Underground                                   88,000
      Matachewan                                         215,000
      Giant                                            9,437,000              $400,000  Surety Bonds
      Colomac                                          6,000,000             1,500,000  Surety Bonds
      Nicholas Lake                                      200,000
      Kemess                                          10,671,000            12,000,000  Treasury Bills
      Kemess Power Line Roads                                                  150,000  Letters of Credit
      Kemess Highway Permit Security                                           100,000  Letter of Credit
      Red Mountain                                     3,021,000             1,600,000  Cash on deposit
                                                                                        with BC Govt.
      Schumacher Site                                    840,000
      Concentrate Dump                                   987,000
      Delnite Mine Site                                  178,000
      Ball Park                                           20,000
      Timmins Project (Hollinger)                        100,000
      Aunor Mine                                          85,000
      Hislop Pit                                          50,000
      Coniaurum                                          190,000
      Gillies Lake Tailings                              420,000
      Hallnor Mine Site                                  190,000
      Broulan Reef Mine Site                             250,000
      Timmins PCB Disposal                               100,000
      Mineral Claims - Brislane Lake, NWT                                        8,000  Letter of Credit
                                                     -----------           -----------
                        Total                        $50,255,000           $15,758,000

PERMITTING

Permitting of the Company's operating divisions is an ongoing process, and as the Company expands, it regularly amends its existing permits and obtains new permits as required to sustain operations in compliance with the appropriate legislation. The Company believes it has obtained all of the permits and licenses required for its current operations, including all necessary approvals, permits and licenses required to operate the newly constructed Kemess South Mine in north central British Columbia.

The Company has submitted an application under the Canadian Environmental Assessment Act for authorization to commence construction on the Matachewan Project in Northern Ontario. This application is still open but is not being actively pursued due to the indefinite postponement of the Matachewan project.

EMPLOYEE RELATIONS

At December 31, 1998 the Company employed 1,028 persons, of whom 290 were salaried, 614 were hourly-paid and 124 were temporary.

The Company has collective bargaining relationships with two primary labor unions, the United Steelworkers of America, which represents hourly-paid employees at the Pamour mine, and the Canadian Auto Workers which represents hourly-paid employees at the Giant Mine.

The Company is currently negotiating a collective labor agreement with the International Union of Operating Engineers representing hourly-paid employees at the Kemess South Mine.

On July 1, 1996 the Company and the United Steelworkers of America representing hourly-paid employees at the Pamour Mine signed a collective labor agreement covering a three-year period. Prior agreements were for a two-year period.

The collective labor agreement with the United Steelworkers of America representing hourly-paid employees at the Hope Brook Mine expired on April 30, 1998. The agreement was not renewed due to closure of the mine in September 1997.

The three-year collective agreement signed between the Company and the United Steelworkers of America representing hourly-paid employees at the Colomac Mine expires on October 30, 1999. The agreement will not be renewed due to closure of the mine in December 1997.

The six-year collective agreement between the Company and the Canadian Auto Workers representing hourly-paid employees at the Giant Mine expires on November 15, 2002.

ITEM 2 - PROPERTIES

The Company maintains its corporate office in Kirkland, Washington through its wholly owned U.S. subsidiary, Arctic Precious Metals, Inc. Offices are located at the mines at, or near, Kemess South in British Columbia, Yellowknife in the Northwest Territories, and Timmins in Ontario. The Company maintains an exploration office at Smithers in British Columbia.

SUMMARY OF MINEABLE (PROVEN AND PROBABLE) ORE RESERVES

Future production is contingent on available mineable ore reserves. See "Special Note Regarding Forward-Looking Statements." The Company's estimate of ore reserves as at December 31, 1998 is presented in the following table using anticipated operating costs and a projected gold price of C$494 (equivalent to US$325) per ounce.

         GOLD                                          Tons*      Grade     Ounces*
                                                     (000's)      (opt)     (000's)
                                                     -------      -----     -------
         British Columbia Division
              Kemess South                           216,534      0.018       3,898

         Northwest Territories Division
              Giant Mine                                 498      0.363         181

         Ontario Division
              Timmins**                               28,673      0.043       1,242
              Matachewan                              10,549      0.058         617
              Duport                                   1,008      0.380         383
                                                     -------      -----     -------
                  Total                               40,230      0.056       2,242
                                                     -------      -----     -------

         U.S. Division
              Copperstone***                             341      0.486         166
                                                     -------      -----     -------

                               TOTAL GOLD            257,602      0.025       6,486
                                                     =======      =====       =====

         *   Rounded to nearest thousand
         **  Includes Nighthawk Mine
         *** Represents Royal Oak's 75% interest

         COPPER                                         Tons      Grade      Pounds
                                                     (000's)        (%)     (000's)
                                                     -------      -----     -------
         British Columbia Division
              Kemess South                           216,534      0.218     944,087
                                                     -------      -----     -------

                               TOTAL COPPER          216,534      0.218     944,087
                                                     =======      =====     =======

SUMMARY OF MINERALIZED MATERIAL

The following table presents the Company's estimate of mineralized material by property as of December 31, 1998. Mineralized material has been excluded from the mineable ore reserve estimates. The Company believes that adequate inspection, sampling and measurement has been carried out to indicate sufficient tonnage and grade to warrant further exploration or development expenditures. However, these resources do not qualify under the U.S. Securities and Exchange Commission standards as commercially mineable orebodies until further drilling, metallurgical testwork, and other economic and technological feasibility factors based upon such work are resolved.

         GOLD                                                     Tons*            Grade           Ounces*
                                                                (000's)            (opt)           (000's)
         British Columbia Division
              Red Mountain                                       13,238            0.074               981
              Kemess North                                       81,606            0.010               840
                                                              ---------            -----         ---------
                  Total                                          94,844            0.019             1,821
                                                              ---------            -----         ---------

         Northwest Territories Division
              Giant Mine**                                        6,439            0.238             1,531
              Colomac                                             3,180            0.062               185
                                                              ---------            -----         ---------
                  Total                                           9,619            0.178             1,716
                                                              ---------            -----         ---------

         Ontario Division
              Timmins***                                         49,994            0.047             2,365
              Matachewan                                          6,244            0.097               604
              Duport                                              1,007            0.320               322
                                                              ---------            -----         ---------
                  Total                                          57,245            0.057             3,291
                                                              ---------            -----         ---------

         United States Division
              Copperstone                                         1,656            0.174               289

         International Division
              Fiji - Namosi                                   1,046,864            0.004             4,000
                                                              ---------            -----         ---------

                               TOTAL GOLD                     1,210,228            0.009            11,117
                                                              =========            =====            ======

         *   Rounded to nearest thousand
         **  Includes Nicholas Lake
         *** Includes Nighthawk Mine

         COPPER                                                    Tons            Grade            Pounds
                                                                (000's)              (%)           (000's)
                                                              ---------            -----         ---------

         British Columbia Division
              Kemess North                                       81,606            0.187           306,000

         International Division
              Fiji - Namosi                                   1,046,864            0.430         9,068,550
                                                              ---------            -----         ---------

                               TOTAL COPPER                   1,128,470            0.415         9,374,550
                                                              =========            =====         =========

For details concerning the total cost and the net book value of property, plant and equipment at each of the sites, see Note 5 to the Consolidated Financial Statements.

                            BRITISH COLUMBIA DIVISION

KEMESS SOUTH MINE

Selected Operating Data
                                                                        Years Ended December 31
                                                      1998            1997             1996             1995            1994
                                                      ----            ----             ----             ----            ----
Tons of ore milled (000's)                         8,248.4              --               --               --              --
Avg. grade of ore milled (opt)                       0.019              --               --               --              --
Avg. grade of ore milled (% copper)                  0.226              --               --               --              --
Production of gold & equivalent (oz)                70,017              --               --               --              --
Production of copper (lbs)                      20,861,770              --               --               --              --
Employees at period end                                378              --               --               --              --
Cash cost per ounce (US)*                             $262              --               --               --              --

* Net of copper by-product revenue credit at US$0.73/lb

Note: In the period before the Kemess South Mine reached commercial production on October 1, 1998, revenue from the sale of gold-bearing copper concentrates was netted against start-up costs and deferred as pre-production expenses. From start-up until commercial production was reached, the mine produced 31,228 ounces of gold and equivalents, and 11,112,800 pounds of contained copper in concentrates from processing 4,587,143 tons of ore.

BACKGROUND

The Kemess South mine is located 182 miles northwest of Mackenzie, British Columbia, and to the east of Thutade Lake. Access to the area is by air from Smithers or Prince George to the 5,225-foot long gravel airstrip on site, and from the south by an all-weather private road from Fort St. James or Mackenzie.

In May 1993, Royal Oak acquired a 39.3% controlling interest in Geddes Resources Limited whose only significant asset was a 100%-interest in a block of mineral claims located in the vicinity of Windy Craggy mountain in northwestern British Columbia. In June 1993, the British Columbia provincial government announced that it would permanently protect, as a provincial park, the region that included Windy Craggy, and would provide compensation for holders of mineral claims in the area. Subsequently, in December 1994, the United Nations Educational, Scientific and Cultural Organization (UNESCO) designated the Tatshenshini-Alsek Provincial Park, which includes Windy Craggy, a World Heritage Site.

In May 1995, the British Columbia provincial government commenced active negotiations with Geddes pertaining to compensation respecting Windy Craggy. In order to facilitate such negotiations, Royal Oak indicated to the British Columbia provincial government a willingness to purchase and develop the Kemess and Red Mountain properties, on condition the British Columbia provincial government provided appropriate project support and investment arrangements.

In January 1996, the Company completed the acquisition of Geddes, El Condor Resources Ltd. and St. Philips Resources Inc. at a total cost of approximately $202 million. The remaining outstanding shares of Geddes were acquired for shares of Royal Oak and cash with a total acquisition cost of $40.9 million. The outstanding shares of El Condor were acquired for shares of Royal Oak and cash valued at $110.6 million, and the outstanding shares of St. Philips were acquired for $38.6 million in cash. El Condor and St. Philips owned the Kemess South property and El Condor owned the Kemess North property. Through a series of transactions El Condor, St. Philips and Geddes were merged with Royal Oak.

The capital cost of the Kemess South Mine, concentrator and infrastructure facilities was approximately $480 million. Royal Oak received a total of $162.1 million from the British Columbia provincial government in compensation, economic assistance and investment to facilitate the development and construction of the Kemess South Mine. Construction at the mine site commenced in July 1996 and limited production began in May 1998. The mine reached commercial production in October 1998.

OWNERSHIP

The Kemess South property consists of 186 staked mineral claims and a mineral lease plus two Licenses of Occupation for power line and non-directional beacons that cover approximately 66,560 acres. Concentrate production at the Kemess South Mine is subject to two separate and distinct operating royalties. The Company is obligated to pay the British Columbia provincial government a net smelter return royalty of 4.8% on the value of all copper produced and sold from the

Kemess South Mine. Under the terms of the Senior Secured Debenture financing, the Company is obligated to pay Trilon a maximum royalty of 1.62% on all gross U.S. dollar revenue realized from the sale of concentrates from the Kemess South Mine. (See Note 12 to the Consolidated Financial Statements). In addition, there are two royalty agreements that affect a small number of claims.

At December 31, 1998, the net book value of the Kemess property, plant and equipment was $439.8 million (1997 - $520.0 million).

GEOLOGY

The Kemess South deposit is a large low grade gold-copper porphyry-type deposit. It is hosted by a flat-lying porphyritic quartz monzodiorite intrusion. Pyrite, the dominant sulphide, occurs as veins and fracture coatings accompanying quartz stringers. Chalcopyrite occurs as disseminated grains and in quartz stockwork veins. Native gold is included within, or is peripheral to, grains of chalcopyrite and gold grades correlate closely with those of copper in the hypogene zone.

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

MINING AND MILLING FACILITIES

The mine plan contemplates that the Kemess South deposit will be mined at an average rate of approximately 113,000 tpd of ore and waste at an estimated mining cost of $1.69 per ton of ore. Processing at an average rate of approximately 51,000 tpd is projected to cost approximately $2.02 per ton of ore milled. The life of the Kemess South Mine is estimated to be approximately 13 years based on the average mining rate and current mineable ore reserves. See "Special Note Regarding Forward-Looking Statements".

The Company constructed a 380 km-long power line at a capital cost of $59 million that provides 90 MW of power to the Kemess mine site. The equipment at the Kemess South Mine is generally in good condition.

ORE RESERVES

As of December 31,1998 the Company estimated the mineable (proven and probable) ore reserve on the Kemess South property to be 3,898,000 ounces of gold and 944,087,000 pounds of copper contained in 216,534,000 tons of ore at a grade of
0.018 opt of gold and 0.218% copper. The estimate includes allowances for mining losses and dilution, but not for losses in processing. A net smelter return calculation was carried out on mineralization at the Kemess South property to determine the value that would be returned to the mine from mining and processing the ore. The estimate included all transportation, smelting and refining charges. The prices of gold and copper used in the calculations were US$325 per ounce and US$0.80 per pound, respectively, with an exchange rate of US$0.66/Cdn$1.00.

RED MOUNTAIN PROJECT

BACKGROUND

The Red Mountain project area is located in the Coastal Mountain Range, 11 miles east of the seaport of Stewart, in northwestern British Columbia. Currently, access to the property is by helicopter from Stewart, however, a road has been constructed to a potential portal site in Bitter Creek adjacent to the ore zone but at a lower elevation.

OWNERSHIP

The property consists of 127 staked mining claims that cover 79,089 acres. The Company acquired 100% of the Red Mountain property from Barrick Gold Corporation for one dollar and the obligation to spend $3 million on the property. The Company assumed all past environmental liabilities, estimated at $3.0 million, as part of this purchase. The Company expended $8.0 million on a surface and underground development program which was completed in late 1996, thereby fulfilling its expenditure obligation. Further development of the project has been postponed due to low gold prices. The prior owner is entitled to receive a 1% net smelter return royalty on all production from a portion of the property, and on production over 1.85 million ounces of gold, an additional $10.00 per ounce of gold is payable. In addition, the Company is required to pay a 2.5% net smelter return royalty to a third party.

As of December 31, 1998 the net book value of the British Columbia property, plant and equipment, including Red Mountain and the Smithers office, was $3.3 million (1997 - $10.3 million).

GEOLOGY

The Red Mountain orebody is a hydrothermal gold deposit related to a multiphase intrusion. Upper Triassic to Middle Jurassic sedimentary and volcanic rocks of the Hazelton Group underlies the Red Mountain area. Early Jurassic plutons, sills and dykes have intruded this volcanic-sedimentary assemblage, the largest of which (the Goldslide-Hillslide intrusion) lies beneath Red Mountain. The orebody currently consists of three northwest plunging, southwest dipping elliptical zones located beneath the summit approximately at the contact between two phases of the Goldslide intrusion and hosted within both the stratified sediments and the Hillslide intrusion. Northwest plunging folds and at least two phases of brittle faulting have disrupted both the ore zones and the host rocks.

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

MINING AND MILLING

It is estimated that over US$30 million was spent by former owners of this property, Lac Minerals Ltd. and Barrick Gold Corporation between 1991 and 1994 outlining and developing the Marc, AV and JW Zones, which included 300,000 feet of drilling. These zones remain open down-plunge and the exploration potential for the area north of the deposit is deemed by the Company to be excellent.

The Red Mountain deposit requires significant further exploration, ore reserve, and development work before production can commence.

ORE RESERVES

As of December 31, 1998 the Company estimated the inventory of mineralized material on the Red Mountain property to be 981,000 ounces of gold contained in 13,238,000 tons at a grade of 0.074 opt of gold.

                         NORTHWEST TERRITORIES DIVISION

COLOMAC MINE

Selected Operating Data

                                                                                  Years ended December 31
                                                       --------------------------------------------------------------------
                                                       1998            1997            1996            1995            1994
                                                       ----            ----            ----            ----            ----
Tons of ore milled (000's)                               --         2,906.1         3,013.2         2,725.4          *985.1
Average head grade of ore milled (opt)                   --           0.044           0.046           0.047           0.047
Production of gold & equivalent (oz)                     --         108,678         122,416         117,646          40,568
Employees at period end                                   4              51             222             194             258
Cash cost per ounce (US)**                               --            $354            $405            $409              --

*Mine reopened.
**In 1994, revenue from gold production at Colomac was netted against start-up costs and the difference was deferred as pre-production costs.

BACKGROUND

The Colomac Mine, which is located approximately 137 miles northwest of Yellowknife in the vicinity of Indin Lake, was acquired in April 1993 from Neptune Resources Corp. ("Neptune") after having been shut down in June 1991. Stripping operations at the Colomac Mine recommenced in March 1993, and the first gold production was realized in July 1994. Operations at the Colomac Mine were suspended in December 1997 and the facilities were placed on care and maintenance. The property is accessible by winter road from Yellowknife for approximately three months each year and on a year round basis by chartered aircraft to a 5,000 foot airstrip at the mine site.

OWNERSHIP

The Company is currently seeking to option or joint venture the Colomac property which contains approximately 100 square miles of mineral rights and includes the more advanced areas described below. The Colomac property is comprised of 4 mining leases and 3 surface leases which cover approximately 3,400 acres. In 1993, the Company acquired the Colomac Mine and surrounding properties in exchange for the Company's Common Shares valued at $7,875,000. In a simultaneous transaction, the Company acquired the gross production royalty on the Colomac property in exchange for the Company's Common Shares valued at $4,000,000. The Company holds a 100% interest in the leases.

As of December 31, 1998 the net book value of the Colomac plant and equipment was $3.1 million (1997 - $11.9 million).

The option on the Kim/Cass property that was acquired in 1994 was returned to the owners in 1998.

MILLING AND MINING FACILITIES

The Colomac Mine is designed to use conventional open pit mining techniques. The mill, built in 1989, is a conventional 9,300 tpd CIP circuit with historical recoveries of approximately 88%. The mill circuitry was modified, including installation of a pebble crusher bypass in 1996, to overcome operating difficulties and to facilitate the processing of 10,000 tpd of ore. The plant and equipment are generally in good to excellent condition. Pursuant to closure of the mine, the power plant was sold. A number of pumps and ancillary equipment from the mill were moved to the Kemess South Mine.

GEOLOGY

The Colomac orebody is hosted within a large quartz feldspar porphyry sill of the Precambrian age. It was later tilted into a vertically dipping orientation and has been named the Colomac Dyke. This intrusion was fractured and recemented by quartz veinlets containing free gold and pyrite. The Colomac Dyke averages 120 feet wide in the Zone 2.0 pit. It has a strike length of approximately 7 miles. The Main Zone occurs within a package of steeply dipping mafic pillowed volcanics. The gold occurs associated with enriched areas of sulphides. The Kim/Cass zone occurs within a steeply dipping mafic intrusive body. Gold occurs associated with swarms of quartz veinlets containing minor amounts of sulphides.

ORE RESERVES

As of December 31, 1998 the Company estimated the inventory of mineralized material on the Colomac property to be 185,000 ounces of gold contained in 3,180,000 tons at a grade of 0.062 opt of gold.

GIANT MINE

Selected Operating Data

                                                                                 Years ended December 31
                                                       --------------------------------------------------------------------
                                                       1998            1997            1996            1995            1994
                                                       ----            ----            ----            ----            ----
Tons of ore milled (000's)                            346.9           389.4           367.4           411.0           430.2
Average head grade of ore milled (opt)                0.293           0.270           0.262           0.254           0.264
Production of gold & equivalent (oz)                 88,038          91,805          83,385          91,423         101,176
Employees at period end                                 303             270             340             339             351
Cash cost per ounce (US)                                270            $304            $357            $329            $289

BACKGROUND

The Giant Mine, located approximately three miles north of Yellowknife, has been in continuous production since 1948. The Ingraham Trail, a paved all-weather highway from Yellowknife passes through the center of the property. Mining is conducted underground and an on-site mill processes the ore. Since the commissioning of the mill in 1948, the Giant Mine has produced in excess of 7.1 million ounces of gold.

In 1996, the Company completed rehabilitation of the infrastructure that accesses the Supercrest orebody. Large-scale mining of this orebody is currently taking place to supplement the ore from the main Giant orebody. The higher-grade mineable ore from Supercrest averages 0.387 opt gold in situ compared with 0.301 opt at Giant.

The Nicholas Lake property is located 60 miles north of Yellowknife and can be accessed by chartered aircraft from Yellowknife or by winter road. See "Special Note Regarding Forward Looking Statements."

OWNERSHIP

The Company owns 100% interest in the Giant Mine property, consisting of 32 mining leases covering 3,050 acres and one surface lease covering 2,243 acres.

The Company purchased a 100% interest in the Nicholas Lake property in 1995 from Athabaska Gold Resources Ltd., for $3.8 million. The Nicholas Lake property is subject to a 1% net smelter return production royalty and a $10,000 per year minimum advance royalty. The Company has no plans to develop the Nicholas Lake property due to low gold prices.

As of December 31, 1998 the net book value of the Giant Mine property, plant and equipment was $24.9 million (1997 - $57.2 million).

MILLING AND MINING FACILITIES

The Giant Mine operates as an underground mine with access provided by two large service raises, five declines and the "C" shaft, which is the principal operating opening for hoisting and extends to a depth of 2,124 feet. Mining is by conventional underground mining techniques such as cut and fill. The mine is mechanized with jumbo drills and 3-1/2 yard scoop trams. The mill at the Giant Mine is a 1,100 tpd milling and refining complex. The mine and mill operate on a seven day a week schedule. The power source for this property is Northwest Territories Power Corp. Power costs have increased significantly in the last several years and the Company has investigated alternative sources of power to reduce operating costs.

The Nicholas Lake deposit consists of eleven zones of mineralization. These zones are near vertical quartz-sulphide veins. The zones have been drilled from surface and underground at a spacing of approximately 65 feet. The orebody is accessed by a ramp that was driven in 1994 to a depth of 300 feet below surface. A total of 750 feet of cross-cuts and sills have been developed on two of the major zones in addition to detailed mapping and sampling.

The main infrastructure of the Giant Mine has been in place since 1946. An Edwards Hearth roaster was built in 1948 and a fluid bed roaster was added in 1950. In the mid-1950s, a state-of-the-art two-stage fluid-bed roaster and gas cleaning plant was constructed to replace the earlier roasters. In the early 1980s, a new effluent treatment plant was constructed, and from 1992 to 1994, the mill's flotation cells were replaced. The Company's fluid-bed roaster currently operates in compliance with all existing legislation and regulations. The Giant Mine's plant and equipment are generally in good condition.

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

ORE RESERVES

As of December 31, 1998, the Company estimated the mineable (proven and probable) ore reserve at the Giant Mine to be 181,000 ounces of gold contained in 498,000 tons of ore at a grade of 0.363 opt of gold. The estimate includes allowances for dilution and mining losses, but not for losses in processing.

REGULATIONS

Federal and Territorial statutes, ordinances and regulations govern operations at both the Colomac and Giant mines. Included under Northwest Territorial jurisdiction are the Apprentices and Tradesmen Regulations, the Boiler and Pressure Vessel Regulations, Business License Fire Regulations, Explosive Use Regulations, Fire Prevention Act, Labour Standards Ordinance, the Northwest Territories Mining Safety Act, Workers Compensation Act, Public Health Ordinance, Emergency Measures Act and Environmental Protection Ordinance. Under Federal jurisdiction are the Clean Air Act, the Fisheries Act, Northwest Territories Waters Act, Territorial Lands Act, Transportation of Dangerous Goods Act and the Canada Mining Regulations. Failure to comply may result in cease work orders and/or fines. The Company believes it is complying with the foregoing statutes and regulations where applicable and has not been the recipient of any orders or directions in the past year other than in the ordinary course of business.

In February 1999, the Company submitted a proposal to the Department of Indian and Northern Affairs Canada requesting funds to carry out a feasibility study for an arsenic management project at the Giant Mine.

                                ONTARIO DIVISION

TIMMINS OPERATIONS

Selected Operating Data - Ontario Division

                                                                               Years ended December 31
                                                    -----------------------------------------------------------------------
                                                       1998            1997            1996            1995            1994
                                                       ----            ----            ----            ----            ----
Tons of ore milled (000's)                          1,395.8         1,365.9         1,381.7         1,329.8         1,350.0
Average head grade of ore milled (opt)                0.078           0.086           0.086           0.067           0.069
Production of gold & equivalent (oz)                 93,268         101,613         104,577          80,120          85,755
Employees at period end                                 307             330             451             476             417
Cash cost per ounce (US)                               $251            $311            $291            $368            $327

PAMOUR MINE

BACKGROUND

The Timmins operations currently comprise the Pamour and Hoyle underground mines and the No.3 open pit mine. The Pamour Mine is located approximately 15 miles east of the City of Timmins, Ontario, and has been in production since 1936. Both the Pamour and Hoyle properties are transected by Highway 101. Since the commissioning of the mill in 1936, the Pamour and Hoyle mines have produced in excess of four million ounces of gold.

OWNERSHIP

The Pamour property consists of 38 patented mining claims, 4 staked claims and one License of Occupation. Together, the property covers approximately 1,691 acres of mining rights and 1,575 acres of surface rights. Directly adjacent to the Pamour Mine is the Hoyle property that is comprised of 37 patented mining claims and 4 leased claims covering approximately 1,608 acres. The Company has a renewable 10-year lease on that portion of the Hoyle property lying south of the Timiskaming Unconformity where current mining operations are conducted. The lease terms include the payment of a minimum annual rent of $100,000, escalated by the Consumer Price Index, which is credited against a production royalty being the higher of $0.75 per ton or a 2% net smelter return. In order to renew the lease, which expires in 1999, for a further 10-year term, the Company must spend $1.0 million on exploration and mine one million tons of ore. Both conditions have been satisfied and as a result the Company is entitled to an automatic renewal of the lease. The Company has earned a 51% interest in the portion of the Hoyle property north of the Timiskaming Unconformity, which is not currently in production.

As of December 31, 1998 the net book value of the Company's property, plant and equipment at the Timmins operations, which includes 31,593 acres of exploration land and the area associated with the Pamour, Hoyle and Nighthawk properties, was $44.5 million (1997 - $81.9 million).

MINING AND MILLING

The Pamour No.1 Underground Mine and the Hoyle deposit currently produce a total of approximately 1,500 tpd of ore. The No.3 open pit operation also produces approximately 1,500 tpd of ore.

The Pamour No. 1 Underground Mine commenced operations in 1936 as the original Pamour Mine and has operated continuously since that time. The leased Hoyle Mine extension, which commenced production in April 1990, is the eastern strike extension of the Pamour orebody and is a large resource of bulk mineable conglomerate ore which has been accessed by a decline from surface and by underground drifts from the Pamour shaft. The underground mine currently produces approximately 1,500 tpd through a 3,145 foot deep five-compartment timbered shaft. The Hoyle property has the capacity to produce 50,000 tons per month. The mine is adjacent to the Pamour No. 1 operation and hosts higher-grade ore than present reserves at the Pamour No. 1 Mine.

Where possible, bulk mining methods are utilized, primarily by modified vertical crater retreat as well as sub-level blasthole stoping. The bulk mining areas are developed with large mechanized drill jumbos, scoop trams and trucks. Scoop trams and trucks move the blasted ore from the drawpoints to an internal pass. An electric trolley with 5-ton cars transports the ore from the internal pass to No.3 Shaft where it is hoisted by skips to the surface. Higher grade, narrow veins are mined by a modified open shrinkage method. The ore is developed and mined with jacklegs and stopers, which drill 1-1/4 inch blast holes.
The broken ore is transported to the shaft by mechanized scoops, trucks and/or electric trains and then hoisted to the surface.

The No. 3 Pit is located immediately southeast of the Pamour Mill. This open pit was developed over the upper workings of the Pamour Mine and first came into production in 1985. Total pit production is approximately 1,500 tons of ore per day.

An additional jaw crusher was added to the Pamour Mine in the early 1990s. In 1995, all 25-cycle electrical motors in the mine were replaced due to the change in the power supply from 25 cycles to 60 cycles. Also in 1995, an additional ball mill was installed to increase capacity from 3,600 tpd to 4,000 tpd. A gold pyrite flotation concentrate is produced from the ore and is treated by a conventional cyanidation process to produce a gold precipitate that is refined into dore. The Pamour Mine plant and equipment are generally in good condition. The power source for the Timmins property is Ontario Hydro.

In 1997, the Company indefinitely postponed plans to expand the Pamour open pit and processing plant to a 15,000 tpd operation due to low gold prices.

GEOLOGY

The Pamour Mine is located approximately one mile north of the Destor-Porcupine Fault, an east-northeast to west-southwest striking structure. The majority of the historic gold producing mines in the Porcupine Gold Camp have been located near this structure. On the property, greywackes and a thick conglomerate, known as the Pamour conglomerate unconformably overlie a series of basic volcanic rocks. All rocks are of the Precambrian age. Gold occurs in narrow high grade quartz veins in the volcanics and in the sediments. The majority of the gold that has been mined from this property occurs in sheeted sets of quartz veins in the Pamour conglomerate and in the greywackes on either side of it. Gold also occurs in broad irregular zones of quartz veinlets in the volcanic rocks.

ORE RESERVES

As of December 31, 1998, the Company estimated the mineable (proven and probable) ore reserve at the Pamour Mine to be 1,098,000 ounces of gold contained in 25,953,000 tons of ore at a grade of 0.042 opt of gold. The estimate includes allowances for dilution and mining losses, but not for losses in processing.

NIGHTHAWK MINE

BACKGROUND

The Nighthawk Mine, which was operated by Porcupine Peninsular Gold Mines Limited between 1924 and 1927, is located east of the Pamour Mine. Royal Oak commenced production again in September 1995 after reopening the mine. Access is via highway, 10 miles from the Pamour Mill.

OWNERSHIP

The Company's land holdings in the Nighthawk Lake area are extensive with approximately 12,797 acres held representing 265 claims. Most of the property is held outright by the Company as staked claims. Other portions are held through various option agreements, which also provide for some form of production royalty. The Ronnoco claims on the east peninsula of the lake are held through a subsidiary company, Ronnoco Gold Mines Limited. The current producing deposit, the Nighthawk Mine, is located on the north peninsula of the lake and is subject to a production royalty being the higher of (i) $0.003 times tons mined times dollars per ounce of gold or (ii) 20% of the net profits.

MINING AND MILLING FACILITIES

During the period from 1924 to 1927, the Nighthawk Mine produced 99,628 tons of ore grading 0.32 ounces of gold per ton. Additional exploration was carried out periodically over the ensuing years. The Company developed the Nighthawk Mine and began production in September 1995. Current production is 900 tpd of ore from the Nighthawk Mine.

The orebody is accessed by a ramp that will ultimately be driven to 750 feet below surface. Mining methods for this underground mine are primarily longhole open stoping, with 50 feet between sublevels. Waste rock will be placed in stopes as delayed backfill. Ore is hauled to surface stockpiles in 30-ton capacity dump trucks. The material is then hauled by truck 10 miles to the Pamour mill for processing. The mine's equipment is generally in excellent condition. The power source for this property is Ontario Hydro.

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

ORE RESERVES

As of December 31, 1998 the Company estimated the mineable (proven and probable) ore reserve on the Nighthawk properties to be 144,000 ounces of gold contained in 2,720,000 tons of ore at a grade of 0.053 ounces of gold per ton. The estimate includes allowances for dilution and mining losses, but not for losses in processing.

MATACHEWAN PROJECT

BACKGROUND

The Matachewan site is located approximately 56 miles southeast of the City of Timmins, Ontario and is accessed directly by Provincial Highway 566. The main area of interest is the site of two former producing mines located west of the Town of Matachewan.

The Matachewan property was mined from 1933 to 1957 by Matachewan Consolidated Mines and Young-Davidson Mines and produced a total of 956,117 ounces of gold grading 0.10 ounces per ton from both underground and open pit sources.

In 1997, the Company conducted a program of dewatering and rehabilitation of the Matachewan Consolidated Mine #3 Shaft to facilitate underground exploration of the existing mine and extensions of the deposit. Extensive design of facilities and infrastructure related to the final mining and processing plant was also undertaken. These activities progressed until August 1997, when due to declining gold prices, the Company postponed the project and placed the property on care and maintenance.

The #3 shaft has been dewatered and rehabilitated to the 1,200-foot level of the 2,450-foot deep shaft. In 1998, the mine was maintained in this partially dewatered state at the 1,200-foot level.

All permits for this advanced exploration phase are being kept in good standing. Federal approvals for the production phase are still in the review process under the Canadian Environmental Assessment Act. These approvals are not being actively pursued because the project has been postponed indefinitely.

OWNERSHIP

The Matachewan property is held under two lease agreements. The lease agreement with Matachewan Consolidated Mines Limited provides for advanced royalty payments of US$15,000 per year or rent of US$7,500 per year, depending on the current gold price. The Young Davidson lease agreement provides for advance royalty payments of approximately $40,000 per year. The property is subject to a minimum 3% net smelter return royalty.

As of December 31, 1998 the net book value of the Matachewan property was $13.6 million (1997 - $20.6 million).

GEOLOGY

The Matachewan deposit is hosted within a syenite body that has intruded along and near the highly deformed contact between Timiskaming Group sedimentary rocks and Larder Lake Group volcanic rocks. The main syenite body is approximately 2,460 feet long, 410 feet wide and dips steeply to the south.

ORE RESERVES

As of December 31, 1998 the Company estimated the mineable (proven and probable) ore reserve on the Matachewan property to be 617,000 ounces of gold contained in 10,549,000 tons of ore at a grade of 0.058 opt of gold. The estimate includes allowances for dilution and mining losses, but not for losses in processing.

DUPORT PROJECT

BACKGROUND

The Duport property is located on Shoal Lake, 28 miles southwest of the town of Kenora in northwestern Ontario, in the Lake of the Woods District. The development ramp is located on an island and is accessible by barge.

OWNERSHIP

From 1930 to 1950, various parties carried out intermittent exploration on the Duport deposit, including underground exploration. In 1973, Consolidated Professor Mines Limited obtained an option on the Duport property and conducted an extensive sampling and drilling program from 1973 to 1974. Subsequently, this option was exercised and Consolidated Professor acquired a 100% interest in this property after merging with Duport Mining Company Limited. The Company completed the acquisition of all of the shares of Consolidated Professor in May 1996 pursuant to a tender offer followed by a compulsory acquisition. There is a royalty payable to Union Carbide Canada Limited ("Union Carbide") equivalent to a 50% net profits interest until recovery of pre-production expenditures, up to a maximum of $2.0 million. Thereafter, Union Carbide will receive a 10% net profits interest until a maximum of $5.0 million in the aggregate has been paid. The Company also has a right, subject to certain terms and conditions, to buy back the royalty upon payment of a certain sum.

As of December 31, 1998 the net book value of the Duport property was $11.6 million (1997 - $16.4 million).

MINING AND MILLING FACILITIES

The Duport project is situated in the environmentally sensitive area of Shoal Lake, the source of Winnipeg, Manitoba's residential and commercial water supply. Environmental concerns were raised in 1989 by local cottage residents and the City of Winnipeg after Consolidated Professor announced its plans to advance the project to the permitting stage. The main concern was the perception of potential environmental hazards associated with the processing of the refractory gold ore and the disposal of cyanide treated tailings. Consolidated Professor had carried out impact and sensitivity studies over a six-year period to address these concerns. Following the Company's purchase of Consolidated Professor, all aspects of mining, ore transport, milling, tailings disposal and site reclamation were reconsidered with the objective of satisfying all concerned parties. Among other features, the redesigned development plan involved transporting the ore by truck to the mainland via a year-round ferry to a mill site located 5.2 miles inland, outside of the Shoal Lake watershed. The new design concept effectively addressed every concern brought forth during the consultation process. The Company has completed a fisheries study in the potential tailings area in the Squaw Lake watershed. In due course, the Company plans to conduct studies to revise mining and milling concepts as part of a preliminary feasibility study on the Duport project. However, further work on the project has been postponed indefinitely due to low gold prices.

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

ORE RESERVES

As of December 31, 1998 the Company estimated mineable (proven and probable) ore reserves to be 383,000 ounces of gold contained in 1,008,000 tons of ore at a grade of 0.380 opt of gold. The estimate includes allowances for dilution and mining losses, but not for losses in processing.

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

                              NEWFOUNDLAND DIVISION

HOPE BROOK MINE

Selected Operating Data - Newfoundland Division

                                                                                  Years ended December 31
                                                       --------------------------------------------------------------------
                                                       1998            1997            1996            1995            1994
                                                       ----            ----            ----            ----            ----
Tons of ore milled (000's)                               --           586.7         1,010.5         1,090.3         1,227.1
Average head grade of ore milled (opt)                   --           0.087           0.087           0.090           0.089
Production of gold & equivalent (oz)                     --          49,253          78,825          81,962          90,672
Employees at period end                                   5               6             281             271             285
Cash cost per ounce (US)                                 --            $363            $353            $343            $320

BACKGROUND

The Hope Brook Mine is located approximately 5 miles inland from the southwest coast of Newfoundland, between the towns of Burgeo and Port aux Basques. Reserves and resources were depleted during 1997, which resulted in closure of the mine in September 1997.

OWNERSHIP

For five years, production from the Hope Brook Mine was subject to an operating royalty ranging from $1.3 million to $3.3 million annually in favor of the prior owner when the annual average spot price of gold exceeded US$380 per ounce. In 1996, the year in which the royalty expired, the royalty paid was $1.3 million. The Hope Brook Mine area consists of a 25-year mining lease, surface lease and extended exploration licenses which cover approximately 6,800 acres of mining rights and 490 acres of surface rights. The Company holds a 100% interest in the property.

As of December 31, 1998 the net book value of the Hope Brook property, plant and equipment and the Cape Ray property was $6.6 million (1997 - $7.2 million).

MINING AND MILLING

The mine was shut down in 1997 after depletion of ore reserves and placed on care and maintenance. The Company considered relocating the mill to the Matachewan project in Ontario prior to indefinite postponement of the project due to low gold prices. The Company plans to sell the mill and mine equipment.

GEOLOGY

Gold mineralization occurs in an alteration zone of pervasive silica, pyrite, and pyrophyllite, which is approximately 4 kilometers long and 300 meters wide. The alteration zone exists within a mixed volcanic-sedimentary sequence. The Hope Brook orebody was located in the zone of alteration. Ore covered a strike length of 500 meters and extended from surface to a depth of 400 meters dipping steeply at an angle of seventy-five degrees.

ORE RESERVES

The Company ceased mining and milling operations at the Hope Brook Mine in September 1997 after depletion of ore reserves. The property no longer contains a mineral inventory.

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

                             UNITED STATES DIVISION

COPPERSTONE PROJECT

BACKGROUND

In June 1995, the Company entered into a lease agreement for the Copperstone property, which is located 20 miles north of Quartzsite and 60 miles south of Lake Havasu City in La Paz County, Arizona.

OWNERSHIP

Royal Oak holds a 75% interest in the Copperstone property. In August, 1998 Asia Minerals, a 44.1%-owned affiliated company, purchased a 25% interest in the Copperstone property from the Company and acquired an option to earn up to an 80% interest in the property. The Copperstone property is held by the Company under a renewable 10-year lease agreement and consists of 284 unpatented mining claims totaling 5,680 acres located in La Paz County, Arizona.

As of December 31, 1998 the net book value of the U.S. and other (Namosi, Fiji) property, plant and equipment was $5.3 million (1997 - $4.8 million).

MINING AND MILLING

Between 1995 and 1997, the Company drilled in excess of 32,000 feet in 34 dual-purpose RC/Core holes to investigate the continuity and extent of auriferous, north-plunging shoots below the Copperstone open pit. The Company believes that excellent potential exists for the discovery of a well-focused, moderate sized, high-grade underground gold deposit. Several multi-ounce gold intercepts, including 2.04 opt gold over a core length of 25 feet have been intersected up to 600 feet north of the Copperstone pit. The mineralization in the D Zone is entirely oxide ore and is hosted in an intensely silicified and brecciated, semi-massive specularite-magnetite altered limestone unit. It appears extremely dense for gold ore.

The contoured grade thickness data suggest a periodicity of north-plunging auriferous shoots spaced about 300 feet apart. A predictable pattern of ore shoot geometry has been used successfully to optimize results in drilling for gold. The Company believes that there is very good potential for the discovery of additional gold-bearing shoots north of the present drill coverage.

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

ORE RESERVES

As of December 31, 1998, the Company estimated its 75% interest in the mineable (proven and probable) ore reserves on the Copperstone property to be 166,000 ounces of gold contained in 341,000 tons of ore at a grade 0.486 opt of gold. The estimate includes allowances for dilution and mining losses, but not for losses in processing.

                             INTERNATIONAL DIVISION

NAMOSI PROJECT

BACKGROUND

The Namosi property comprises 178,000 acres and is located 30 km northwest of Suva, the capital of Fiji.

In April 1997, the Company received consent from the Fijian government for the transfer of Namosi mining tenements SPL 1352 and SPL 1367 from Placer Pacific Namosi Ltd. ("Placer"). Following this consent, the Company, through its wholly owned subsidiary, Arctic Precious Metals, Inc., received certification from the Registrar of Companies to carry out business as a foreign company in Fiji.

OWNERSHIP

Approval of the Namosi licenses was granted in August 1997 and as a result, Arctic Precious Metals, Inc. was granted the right to carry out exploration and related activities on the properties throughout 1998.

MINING AND MILLING

A detailed search for porphyry copper deposits began in 1968 when Australian Anglo American (Fiji) Pty Ltd. acquired the property. Between 1970 and 1990, various consortia conducted various exploration activities. Viti Copper Ltd. managed the project during the prefeasibility stage. Over 164,000 feet of drilling was completed and feasibility studies indicated material grading 0.43% copper for the two main Waisoi deposits.

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

In 1998, Royal Oak drilled one hole to a depth of 180 meters on the Wainabama deposit. Sampling, prospecting and mapping were also carried out in the Waivaka Corridor. The Company undertook a 1,000-sample hydrocarbon soil gas survey covering the northern third of the island of Viti Levu to find a potential source of power that is critical to the development of the Namosi project. The survey resulted in the discovery of seven anomalies.

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

ORE RESERVES

The Company has not included any portion of the Namosi property in mineable (proven and probable) reserves. The most significant part of the Namosi property is the Waisoi deposit. As of December 31, 1998 the Company estimated the mineral inventory on the Waisoi deposit to be approximately 9.1 billion pounds of copper and 4.0 million ounces of gold contained in approximately 1.0 billion tons at a grade of 0.430% copper and 0.004 opt of gold.

ITEM 3 - LEGAL PROCEEDINGS

(a) LEGAL CLAIMS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. No assurance can be given as to the ultimate outcome with respect to such proceedings, lawsuits and other claims. The resolution of such proceedings, lawsuits and other claims could be material to the Company's operating results of any particular period, depending upon the level of income for such period. A summary of current material outstanding lawsuits is as follows:

Mack Lake Mining Corp v. Giant Yellowknife Mines Limited, et al, (October 1983, Supreme Court of the Northwest Territories). The Company is one of nine defendants (including the original title holders) in an action alleging title to the Salmita mineral claims, an accounting of profits made, and damages in the sum of $10 million. In the Company's view, the claim is without merit.

Fullowka et al v. Royal Oak Mines Inc. et al, (September 1994; served July
1995), begun by widows and dependents of nine miners killed during the 1992 strike at the Giant Mine in the Supreme Court of the NWT as action no. CV 05408 alleging, amongst other causes, negligence on the part of the Company and two named directors/officers (along with 23 other named defendants). Roger Warren, a member of the Union, was charged and subsequently convicted of causing the deaths by explosion. The claim against the Company and all named defendants but one totals approximately $10.8 million plus interest and costs. The claim against the two directors/officers and all defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs. The Company has denied any negligence on its part. Pleadings and productions are complete; pretrial discovery has commenced and is scheduled to continue into 1999. A second action (action no. CV 06964) has been commenced recently by the widows against the "John Does" in the original action; two of whom have served notices of third-party claims against, amongst other causes, the Company and two directors/officers. Some of the Defendants have moved the court to strike the second action as being untimely. The Northwest Territories Workers' Compensation Board has rendered a decision that the immunity provisions of the Workers' Compensation Act do not apply to one of the named directors/officers, and an order has recently been obtained quashing this decision.

Falconbridge Limited and Windy Craggy Exploration Limited v. Kemess Mines Inc. and Royal Oak Mines Inc. et al, (June 1996), begun in the Supreme Court of British Columbia as action no. C962983 alleging, amongst other causes, breach of contract, breach of the duty of good faith, breach of fiduciary duty and unjust enrichment arising from and related to agreements entered into in 1983 and 1984 between the plaintiffs and Geddes Resources Limited providing for a 22.5% royalty on the Windy Craggy claims; and the impact on same of the British Columbia government's appropriation of the claims for park purposes in 1993 and its subsequent resolution of Geddes' claim for compensation under the 1995 Heads of Agreement. Pleadings are complete and pretrial discovery is largely complete. The trial is scheduled to commence in 1999. The plaintiffs have sought leave to proceed from the Ontario Court (General Division) which application is still pending at this time.

Tsay Key Dene and Takla Indian Bands v. Kemess Mines Inc. et al (February 1997), begun in the Supreme Court of British Columbia as action no. 97 0723 seeking injunctive relief and an order setting aside the Certificate of Approval, License of Occupation and Permits to Cut for the Kemess South Mine and its power line for, amongst other causes, alleged failure on the part of the British Columbia government to adequately consult with the Bands before granting the documents in issue and for alleged bias on the part of the Government related to the Heads of Agreement entered into between the British Columbia government and the Company in August 1995 in, amongst other causes, settlement of the Windy Craggy compensation claim. Interim and interlocutory injunction applications were denied by two separate judges of the British Columbia Supreme Court and have not been appealed by the petitioners. Hearing on the merits of the petitioners' claims was scheduled to commence in September 1997 but was adjourned at the petitioners' request to accommodate a court supervised mediation process between the British Columbia government and the petitioners, which began in August 1997, continued into December 1997 and was adjourned in January 1998 upon withdrawal by one of the petitioners following pronouncement of the Delgamuukw decision by the Supreme Court of Canada.

In May 1998, the Takla Indian Band discontinued the proceeding against the Defendants. Also in May 1998, the other petitioner, the Tsay Key Dene, and the Provincial Government agreed to mediation, and the scheduled proceedings will be adjourned pending results of the mediation. Counsel for the petitioner Tsay Key Dene Band advise that a settlement agreement has been reached between it and the British Columbia government. A condition of the settlement agreement is that the Tsay Key Dene Band obtain the Company's consent to a Consent Dismissal Order on the merits of this action without costs. The Company has requested an opportunity to review the terms of the settlement agreement prior to consent to such order.

Golden Hill Ventures Ltd. v. Kemess Mines Inc. (September 1997), begun in the Supreme Court of British Columbia as action no. 10023. Golden Hill alleges, amongst other causes, pre-tender and contractual misrepresentations relied on to Golden Hill's detriment, breach of contract, unjust enrichment and an "extras" claim for work and materials in a sum of $6.2 million. The Company is disputing the alleged misrepresentations and challenging the extras claimed as being related to and arising from alleged deficiencies in the Golden Hill's performance of the contract. The Company is asserting a counterclaim for losses arising from delay in the Golden Hill's performance including the work of subsequent contractors. Pre-trial discovery commenced during the summer of 1998 and is continuing. A portion of the Golden Hill's claim relates to an unpaid progress draw and holdback totaling $0.8 million. A summary trial for the claim of $0.8 million was held in January 1999 for which judgement is pending. Judgement for this amount is likely owing, subject to a contractual deduction for camp costs totaling $456,763.31. On March 2, 1999 the Ontario Court permitted the lifting of the stay of proceedings under the Company's restructuring proceeding to enable Golden Hill to receive the reasons of Mr. Justice Burnyeat of the B.C. Supreme Court.

Danyluk Consulting Services Ltd., Receiver Manager of the McLeod Lake Indian Band (carrying on business as Duz Cho Logging) on behalf of all members of the McLeod Lake Indian Band (December 1998), begun in the Supreme Court of British Columbia as action no. 05971. The McLeod Lake Band alleges, amongst other causes, that the Company failed to make a final payment of $1.0 million to it under a logging and road building contract relating to clearing the power line right of way to the Kemess South Mine, based on the McLeod Lake Band's belief that it is entitled to rates calculated on the parties' estimation at the commencement of the contract on the volume of wood in kilograms per cubic metre. The Company subsequently paid the McLeod Lake Band on the actual scaled volume. The McLeod Lake Band allege that it was the parties' intention that the logging rate would be based on the estimated rate rather than the scaled rate. The Company asserts that the McLeod Lake Band was paid in full on the actual scaled volume of wood it processed. The Company believes that it was the intention of the parties from the outset that the McLeod Lake Band would be paid progress payments on the pre-estimated volume and that such volume would finally be adjusted in accordance with the Official Royalty and Scale accounts.

Royal Oak Mines Inc. v. Tercon Contractors Ltd. (arbitration January 1998 and heard March-May 1998) Tercon Contractors Ltd. v. Royal Oak Mines Inc.(builders lien proceeding) (May 1998). On March 20, 1998, the arbitrator entered an award finding against the Company generally and directed that the parties attempt to agree as to actual amounts owing, absent which agreement the arbitrator would retain jurisdiction over the matter for the purpose of determining the amount of a final monetary award against the Company. On May 5, 1998, the arbitrator made a partial award in the amount of $6.5 million. A court order that the award could be enforced as a judgement was made on May 7, 1998. On May 13, 1998, Tercon obtained a writ of seizure and sale of the Kemess South Mine lease and claims. The Company challenged the same and on June 4, 1998, the court ordered the return of the mine lease and claims, and stayed any execution against the same under this proceeding and under the builders lien proceeding commenced by Tercon, until October 15, 1998 conditional upon the Company paying $3.5 million to Tercon from the proceeds of the Trilon financing, which amount has been paid. The court permitted the Company to make further application respecting payment terms as to the balance. This application was heard on October 30, 1998 wherein the court ordered that the execution be stayed to February 15, 1999 and the Company was ordered to pay $150,000 per month for the months of November and December 1998 and January 1999, which amounts have been paid. This action was stayed generally on February 15, 1999. In the builders lien action commenced by Tercon, Tercon has obtained a declaration that it is entitled to a claim of lien in the amount of $3.0 million. This amount is a duplication of the amount payable under Tercon's judgment. This action has not been completed, and while Tercon is expected to proceed with the builders lien action, no date for the completion thereof has been set. This action was also stayed generally on February 15, 1999. In addition, in May 1998, Royal Oak commenced proceedings against Tercon for misrepresentation in connection with the subject contracts. This proceeding is in its very early stages.

Focus Industrial Contractors Inc. v. Royal Oak Mines Inc. (May 1998), begun in the Supreme Court of British Columbia as action no. 05898 seeking damages in the amount of $0.9 million for wrongful conversion of electrical supplies used in the construction of the Kemess South Mine. The Company has filed a counterclaim against Focus for damages for breach of contract.

Peter Kiewit Sons Co. Ltd. v. Royal Oak Mines Inc. (January 1999), begun in the Supreme Court of British Columbia seeking to enforce Peter Kiewit's builder's lien claim in the amount of $2.6 million under its contract to supply mechanical and piping systems at the Kemess South Mine. While the action has been commenced, the Company has not been served with any notice of these proceedings.

Builders' Liens and Claims. The Company has also received notice of various builders' liens filed against the Kemess South project and proceedings commenced in the Supreme Court of British Columbia to enforce such liens arising out of the work performed at the Kemess South project by contractors and subcontractors who have provided work and materials to the site. The outstanding amount of the asserted liens filed against the Kemess South project, not including amounts owing to contractors who have not filed liens, was approximately $18.2 million as of February 11, 1999. These include the proceedings of Tercon Contractors Ltd., Golden Hill Ventures Ltd. and Peter Kiewit Sons Co. Ltd. each as set out above.

(b) LAWS AND REGULATIONS

General. The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment, the health and safety of its employees and related matters. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment, and believes its operations are in compliance with all applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations.

Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as additional information becomes available.

Aboriginal Land Claims. The Kemess property is impacted by various claims of aboriginal rights, which are the subject of developing case law. On December 11, 1997, the Supreme Court of Canada, in the landmark decision, Delgamuukw v. British Columbia, acknowledged the existence of aboriginal title as a type of aboriginal right and confirmed the fiduciary responsibility of the government to have meaningful consultation with an aboriginal group when their aboriginal rights are affected, which in some cases may require that their consent be obtained. This decision raises the issue of the Crown's right to deal with lands which are the subject of aboriginal rights where it is subsequently found that the consultation was insufficient to discharge the Crown's duty. As aboriginal rights and the requisite consultation are determined on a case by case basis, it is difficult to predict the outcome of any particular litigation. However, reference should be made to the recent case, Cheslatta Carrier Nation v British Columbia, in which Delgamuuk was considered. In this case, the Chief Justice of the Supreme Court of British Columbia did not enjoin the operation of the Huckleberry Mine, although he found that consultation with respect to a particular issue was deficient. Instead, the Chief Justice required the consultation to take place, which he recognized might result in certain amendments to the certificate of approval for operation of the mine. Proper consultation was required as to future permit applications.

Pollution Abatement Order. On July 16, 1997, the Company was served with a Pollution Abatement Order by the Province of British Columbia under section 31 of the Waste Management Act (B.C.). The basis for the order was the release of total suspended solids into Kemess Creek and associated tributary watercourses asserted to be at potentially deleterious levels. The release related to soil, dust, and mud that entered the creek system during very heavy rains encountered during the earth-moving construction work at the mine site. The Company is cooperating with both the British Columbia and federal ministries since issuance of the order and implemented a plan dealing with sediment control techniques and structures during the 1998 Spring runoff. A joint government investigation into the sedimentation issue and the likely impact of same on fish in the Kemess Creek began in July 1997.

Kemess Tailings Impoundment - Orders from the BC Ministry of Energy and Mines. On January 29, 1999 the British Columbia Ministry of Energy and Mines rescinded an amendment of Mines Branch Permit M-206 that had previously allowed the Kemess South Mine to operate with a reduced freeboard in its tailings impoundment during winter months. Freeboard is the empty volume that is required to be maintained in the reservoir upstream of the dam to retain the runoff from any major rain, snowmelt or combination event. This temporary amendment had been issued in July 1998 and extended on September 18, 1998. The January 29, 1999 amendment established a weekly schedule for the minimum height of the impervious core on the main tailings dam for the period between February 6, 1999 and April 3, 1999 thereby phasing in an increase in the required freeboard to be maintained behind the dam.

On February 9, 1999, the British Columbia Ministry of Energy and Mines issued an order that required an immediate orderly shutdown of mining and milling activities at the Kemess South mine site. Due to cold weather at the Kemess mine site, the Company had been unable to raise the height of the dam to the elevation required for the week ended February 7, 1999. The Company was instructed to halt any further discharge of water or tailings into the tailings impoundment and assign all heavy equipment to the construction of the main tailings dam.

On February 10, 1999, this Order was amended allowing the Company to continue operating until February 12, 1999. During this period the Company met with representatives of the British Columbia Ministry of Energy and Mines and agreed to provide the Government with various documents including a plan and a new schedule for completion of the Stage II construction of the tailings dam. As a consequence of these undertakings mining and milling operations continued.

The Company entered a motion before the Ontario Court (General Division) on behalf of the British Columbia Ministry of Energy and Mines and received an order on February 19, 1999, lifting the stay of proceedings ordered by that Court in the Company's Order for protection under the Companies' Creditors Arrangement Act (the "CCAA Order") issued on February 15, 1999. The Court ordered that despite any provisions in the CCAA Order, the Mines Act, R.S.B.C. 1996, c. 293 and the Health, Safety and Reclamation Code for Mines in British Columbia established under the Mines Act continue to apply to all the Company's property comprising the Kemess South Mine.

The original order was amended again on February 13, 1999, February 15, 1999, February 17, 1999, February 19, 1999, February 22, 1999 and February 23, 1999. During this period the Company submitted a new plan for raising the dam to achieve the freeboard requirements that were established in the January 29, 1999 amendment of Permit M-206. These plans included a new construction schedule, details on how the Company would obtain the necessary heavy equipment to meet the new schedule and details on financing arrangements between the Company and Trilon Financial Corporation, whereby Trilon supplied the Company financial resources to implement the plan.

On February 24, 1999, the British Columbia Ministry of Energy and Mines issued a new amendment of Permit M-206 establishing a schedule for construction of the dam and reporting procedures based on the Company's submission. The Company continues construction of the main dam to achieve the schedule as submitted.

Non Destructive Testing of Open Pit Truck Front Wheel Spindles. On February 3, 1999 the British Columbia Ministry of Energy and Mines instructed the Company to take six of its fleet of seven R260 Euclid open pit haul trucks out of service. This Order was to remain in place until the Company supplied documentation to the Ministry that front wheel spindles on these units had been subjected to annual non-destructive testing and that the units had passed. The Company applied for and received a variance to this order on February 5, 1999. The variance allows the Company to operate those trucks that were in service at 50% of the rated loading capacity until the testing is completed and the required documentation submitted. The variance expired on February 28, 1999. The final truck inspection was completed on February 20, 1999. The British Columbia Ministry of Energy and Mines accepted the testing documentation on February 23, 1999.

Fisheries Compensation Agreement. In August of 1998, the Department of Fisheries and Oceans ("DFO") wrote to the Company advising that DFO considered the Company to be in default of the November 4, 1996 Compensation Agreement, which formed a required part of the DFO Ministerial Authorization dated November 4, 1996 for the Kemess South Mine. DFO gave the Company 90 days to remedy the default. In subsequent written communications, the Company and DFO came to agreement on additional compensation measures to be undertaken by the Company in 1999 in remedy of the default. This includes the construction of four additional spawning platforms downstream of the Tributary 4 waterfalls and the installation of fish passage culverts through several beaver dams in the Niven River.

On February 9, 1999, the Company wrote to DFO accepting their conditions to remedy this default. The Company proposed that DFO release $1.5 million from the $7.0 million in Treasury Bonds already posted by Royal Oak as security against completion of this Compensation Agreement. The money would be set up in a trust fund and used only to complete the outstanding work. With completion of the 1999 proposed works, the core capital projects required under the Agreement would be approximately 60% complete. The security against these projects would still be $5.5 million that is believed to be more than adequate to fund completion as well as perpetual maintenance of the projects. On March 12 DFO wrote the Company indicating that they would not approve the use of funds from the posted security bond to complete the required compensation projects. DFO requested assurance from the Company that the required work under the Agreement would be completed in 1999 as set out in earlier correspondence. The Company has indicated that such assurance cannot be given until a plan of debt restructuring has been completed.

The Company entered a motion before the Ontario Court (General Division) on behalf of DFO and received an order on February 24, 1999, lifting the stay of proceedings ordered by that Court in the Company's Order for protection under the CCAA Order. The Court ordered that despite any provisions in the CCAA Order, the Fisheries Act, R.S.C., 1985, c. F-14 and Regulations made thereunder, continue to apply to all the Company's property comprising the Kemess South Mine, including the tailings dam and the tailing pond.

Deactivation of the Access Roads to the Kemess South Power Line. The Company obtained three Special Use Permits from the BC Ministry of Forests covering the construction, use and deactivation of numerous short access roads used to log and construct the power line corridor to the Kemess South Mine. These special use permits required the Company to permanently deactivate these access roads within one year of construction of the power line corridor. The Company has not been able to comply with this requirement.

In 1998 the Company undertook a program to stabilize or deactivate those sections of these access roads that presented the greatest instability risk and/or the greatest risk of release of sediment into adjoining fish bearing streams. The Company also carried out an inventory of these roads identifying all areas of concern and the type and amount of work required to permanently deactivate these access roads. A total of $0.4 million was budgeted in 1999 relating to those sections of road that present the greatest risk of instability and/or release of sediment.

Reclamation of the Hope Brook Mine Site. In the spring of 1998, the Company presented a schedule for reclamation of the Hope Brook mine site to the Newfoundland Department of Environment and Labour ("DOEL"). The schedule was voluntary and met the reclamation objectives as contained in the Mine's Certificate of Approval. The Certificate of Approval does not contain any timelines or deadlines for completion of this reclamation. In the fall of 1998, the Company applied to extend this schedule by one year basically seeking to defer minor activities. In December 1998, the Company wrote to the DOEL seeking to defer the reclamation activities scheduled for 1999 by one year. At the same time, the Company requested approval to delay the five-year schedule for complete reclamation of the site by one additional year. The work scheduled for the summer of 1999 involved constructing a permanent waste rock berm around the perimeter of the pit, removing the remaining heap leach facilities, hydraulically relocating a cone of tailings from the Pine Pond tailings impoundment and completing engineering on tailings dam construction required in the year 2000. The DOEL have not yet approved this extension and are seeking further meetings with the Company to discuss this issue.

Transfer of Tailings Supernatant Water from the Colomac Tailings Impoundment to the Open Pit. On March 11, 1999 Environment Canada issued an Inspector's Direction under Sub-sections 38(4)(5) of the Fisheries Act directing the Company to take all reasonable measures to prevent the uncontrolled release of supernatant water into fish bearing watercourses down stream of the Colomac tailings impoundment.

On March 15, 1999 DIAND issued a Directive pursuant to Section 37 of the Northwest Territories Waters Act directing the Company to take all reasonable measures to prevent the uncontrolled release of supernatant waters from the Colomac tailings impoundment area. The Directive authorizes the Company to transfer water from the tailings impoundment to the open pit. The Company is directed to provide adequate resources and to take all reasonable measures to transfer sufficient water to maintain the required one-meter freeboard within the impoundment. Construction of the necessary transfer pumping facilities is well advanced with pumping scheduled to begin by the end of March 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1998.

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

      Name                                        Title                                  Age
      ----                                        -----                                  ---
Joseph A. Brand            Controller, since March 1997; Manager of Projects              46
                           Accounting, ARCO Alaska, Inc., May 1996 to March
                           1997; Corporate Controller, ARCO Coal Australia,
                           January 1994 to April 1996; Business Manager, January
                           1991 to December 1993, ARCO Coal Australia.

Ross F. Burns              Vice President, Global Exploration, since March 1997;          55
                           Vice President, Exploration, July 1989 to March 1997.

J. Graham Eacott           Vice President, Investor Relations, since January              58
                           1995; Manager, Investor Relations, August 1991 to
                           January 1995.

Gerald                     F. Rockwood Treasurer since July 1998; Manager of              43
                           Project Accounting, February 1996 to July 1998;
                           Controller, Hope Brook Mine, October 1994 to February
                           1996; Manager, Ernst and Young, Chartered
                           Accountants, 1987 to October 1994.

John R. Smrke              Senior Vice President, since July 1993; Vice                   48
                           President, Operations, October 1992 to July 1993;
                           Vice President, Human Resources, February 1992 to
                           October 1992; Corporate Director of Human Resources,
                           January 1991 to February 1992.

Edmund Szol                Executive Vice President and Chief Operating Officer,          58
                           since May 1997; Vice President, Human Resources,
                           February 1995 to May 1997; Vice President, Human
                           Resources and Administration, Nerco Inc. (mining
                           operations), April 1990 to February 1995.

Kevin D. Weston            Vice President, Operations, and General Manager,          38
                           Kemess South Mine since January 1999; independent
                           mining consultant, February 1998 to December 1998;
                           Directeur Generale, Breakwater Tunisia S.A., July
                           1997 to February 1998; Vice President & General
                           Manager, Canzinco Ltd., December 1995 to July 1997;
                           General Manager, Golden Kopje Mine, Zimbabwe, Kinross
                           Gold Corporation, March 1995 to December 1995;
                           General Manager, Royal Oak Mines Inc., Northwest
                           Territories Division, July 1993 to March 1995.

Margaret K. Witte          President and Chief Executive Officer, since July         45
                           1989.

James H. Wood              Chief Financial Officer, since May 1994; Vice             52
                           President Finance, Maclean Hunter Publishing
                           Limited, Dec. 1992 to May 1994. On February 15, 1999
                           Mr. Wood tendered his resignation from the Company,
                           effective May 15, 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On July 25, 1991 the Company's Common Shares were listed on the Toronto and American Stock Exchanges. In recent years the principal market has been the American Stock Exchange.

On February 24, 1999 the American Stock Exchange removed Royal Oak's common stock from its listing on the exchange because the Company no longer fully satisfied all of the guidelines for continued listing. This action followed a trading halt on February 16, 1999 after the Company obtained an Order from the Ontario Court of Justice (General Division) under the Companies' Creditors Arrangement Act (CCAA).

On March 12, 1999 the Company's Common Shares commenced trading Over the Counter in the United States.

The following table sets out the high and the low prices in Canadian dollars of the shares as reported by The Toronto Stock Exchange for board lots, and dividends paid, during the periods indicated:

     Period       The Toronto Stock Exchange    High          Low     Dividends
     ------       --------------------------    ----          ---     ---------
       1998              First Quarter         $2.30         $0.85      -0-
                        Second Quarter          1.73          1.16      -0-
                         Third Quarter          1.32          0.55      -0-
                        Fourth Quarter          1.35          0.37      -0-

       1997              First Quarter         $5.00         $3.77      -0-
                        Second Quarter          4.34          3.00      -0-
                         Third Quarter          3.93          2.25      -0-
                        Fourth Quarter          4.15          1.37      -0-

The following table sets out the high and the low prices in U.S. dollars of the shares as reported by the American Stock Exchange for board lots, and dividends paid, during the periods indicated:

     Period       The Toronto Stock Exchange    High          Low     Dividends
     ------       --------------------------    ----          ---     ---------
       1998              First Quarter         $1 5/8           5/8      -0-
                        Second Quarter         1 3/16           7/8      -0-
                         Third Quarter            7/8           3/8      -0-
                        Fourth Quarter            7/8           1/4      -0-

       1997              First Quarter         $3-5/8      $2-13/16      -0-
                        Second Quarter          3-1/8        2-3/16      -0-
                         Third Quarter          2-7/8         1-5/8      -0-
                        Fourth Quarter              3         15/16      -0-

As of March 22, 1999, the Company's shareholder register indicates that there were 7,440 holders of record of common shares. Of these, 5,780 record holders of common shares holding an aggregate of 129,670,595 common shares, representing approximately 79.8% of the Company's issued and outstanding common shares, were resident in the United States.

The Company has not paid dividends in the past and currently does not intend to pay dividends in the foreseeable future. The Company will retain cash flow for future exploration, development and acquisitions, and for debt reduction.

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

Recent Sales of Unregistered Securities

On June 24, 1998 the Company issued an aggregate of 10 million common shares on a private placement basis at a deemed issue price of US$1.125 per common share to Senior Subordinated Noteholders in payment of a fee for consent to the Third, Fourth, and Fifth Supplemental Indentures in connection with the issuance of US$120 million of Senior Subordinated Debentures. (See Note 12 to the Consolidated Financial Statements).

On June 24, 1998 the Company issued 4,103,663 special warrants at a price of $1.30 per special warrant. Special warrants with a cumulative value of $5.3 million were issued to company creditors in payment of an equivalent amount of outstanding accounts payable. All of the special warrants were exercised and 4,103,663 common shares were issued on September 15 in offshore transactions in accordance with Regulation S under the Securities Act. (See Note 13(b) to the Consolidated Financial Statements).

On November 4, 1998 the Company issued 7,079,646 common shares at a price of $1.13 per common share with a cumulative value of $8.0 million to company creditors in payment of an equivalent amount of outstanding accounts payable. The shares were issued in offshore transactions in accordance with Regulation S under the Securities Act. (See Note 13(c) to the Consolidated Financial Statements).

On January 11, 1996 the Company acquired all of the outstanding shares of Geddes, El Condor and St. Philips not already owned by the Company pursuant to a series of signed agreements (the "Plan of Arrangement"). (See "Item 2 - Properties - British Columbia Division - Kemess South - Background"). The Company paid $3.40 cash for each St. Philips share and acquired the Geddes and El Condor shares on the following terms:

         Geddes     0.30 share of the Company for each share of Geddes
         El Condor  0.95 share of the Company plus $2.00 cash for each share of El Condor.

In addition to the cash consideration that the Company paid to El Condor and St. Philips shareholders pursuant to the Plan of Arrangement, the Company issued 19,011,883 common shares to Geddes and El Condor shareholders at an aggregate offering price of $114,071,298 or $6.00 per share, which was the closing price of the Company's common shares on The Toronto Stock Exchange on January 11, 1996. The shares were issued without registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 3(a)(10) of that Act.

ITEM 6 - SELECTED FINANCIAL DATA

Five-Year Summary of Results

Production, Reserves and Financial Data

                                                     1998             1997           1996             1995           1994
                                                     ----             ----           ----             ----           ----
Production
Ore milled (tons)                               9,991,155       5,248,102      5,772,771       5,556,450      3,992,472
Recovered gold & equivalent (oz)                  251,323         351,349        389,203         371,151        318,171
Recovered copper (lbs)                         20,861,770              --             --              --             --
Cash cost (US$ per ounce)                            $261            $329           $353            $366           $311
Total cost (US$ per ounce)                           $417            $427           $437            $418           $353

Reserves
Gold (ounces)
Mineable ore                                    6,486,000       7,016,000      9,875,000       9,263,000      2,516,000
Mineralized material                           11,117,000      12,500,000      7,384,000       6,303,000      3,969,000
Total mineral inventory                        17,603,000      19,516,000     17,259,000      15,566,000      6,485,000
Copper (000 pounds)
Mineable ore                                      944,087         996,346        989,843         989,843             --
Mineralized material                            9,374,550       9,691,576        623,026         623,026             --
Total mineral inventory                        10,318,637      10,687,922      1,612,869       1,612,869             --

Financial Results (C$000)
Revenue                                          $107,726        $191,167       $255,168        $208,311       $162,111
Operating income (loss)                          (291,803)       (102,548)        (3,903)            744         12,308
Net income (loss)                                (396,495)       (135,215)        (1,796)         18,980         22,166
Cash provided by (used in) operating
activities                                        (50,434)         85,635         26,097          27,571         55,979
Additions to property, plant and
   equipment                                      113,695         421,343        140,296          61,829         52,461

Financial Position (C$000)
Cash, cash equivalents and marketable
   securities                                      $4,878         $10,443       $226,025        $142,381       $178,937
Working capital (deficiency)                     (562,238)       (126,859)       240,517         158,841        191,050
Total assets                                      612,202         843,386        821,630         428,963        384,074
Capital leases (less current)                      17,802          19,835          2,448             737          1,037
Long-term debt                                         --         250,338        239,680              --             --
Shareholders' equity (deficit)                    (53,433)        316,378        451,366         336,306        302,731

Per Share Data (C$)
Earnings (loss)                                    $(2.72)         $(0.97)        $(0.01)          $0.16          $0.22
Common shares outstanding (year-end)          160,523,573     138,940,263    138,845,263     119,118,714    114,494,747
Weighted average common shares                145,589,483     138,892,346    136,758,106     117,900,306    101,399,347

Certain of prior years' amounts have been reclassified to conform with the current year's presentation and prior years' financial statements have been restated to reflect a change in accounting policy (see Note 2 to the Consolidated Financial Statements).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial results of the Company's operations for the years 1996 through 1998 should be read in conjunction with the review of operations, financial data, and the Company's Consolidated Financial Statements and accompanying notes included in this Form 10-K. The Company's Consolidated Financial Statements are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). In all material respects these statements conform to United States generally accepted accounting principles ("U.S. GAAP"), except as described in Note 20 to the Company's Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Overview

On December 23, 1998 the Company announced that it would seek to restructure its existing senior debt agreements to achieve greater financial flexibility and a stronger balance sheet in light of historically low gold and copper prices. The Company established a deadline of February 15, 1999 to renegotiate the terms of its US$120 million of short-term Senior Secured Debentures, approximately US$33.2 million in commodity hedge debt, US$175 million of secured notes and $19.5 million of equipment loans. The Company stated that it would defer interest and principal payments on this outstanding debt until February 15, 1999.

In late January and early February 1999, the lenders under the US$120 million of short-term Senior Secured Debentures and the lenders under the US$33.2 million of commodity hedge debt notified the Company that it had defaulted under certain covenants of the debt agreements and all amounts outstanding were immediately due and payable. The Company defaulted on its payments of interest to both the Debentureholders and the Noteholders. Consequently the debt has been shown as a current liability and all deferred finance costs and deferred foreign currency translation losses in respect of these debts have been expensed.

On February 15, 1999 Royal Oak obtained an Order from the Ontario Court of Justice (General Division) under the Companies' Creditors Arrangement Act (CCAA) which stayed all legal proceedings against the Company until March 12, 1999. The Order provided for an immediate injection of working capital in the amount of $8.4 million to fund operations during the stay period, and allowed the Company to continue operating its mines, including its Kemess South Mine, and continue negotiations with senior lenders to restructure its debt. This extension was extended to March 24, 1999 and then further extended to April 1, 1999. The Order applied to all of Royal Oak's wholly and majority owned subsidiaries located in Canada. Pursuant to a credit agreement dated February 18, 1999, Trilon Financial Corporation agreed to provide Royal Oak with Debtor in Possession financing of $34.7 million subject to various conditions, including the approval of the Court. PricewaterhouseCoopers LLP was appointed by the Court as Monitor.

There can be no assurance that the Company will be successful in formulating a restructuring plan that will be accepted by the Court or the creditors.

The Company's operating cash flow and liquidity during the last three years have been adversely impacted by a progressively declining gold price, which was a contributing factor to the closure of two of the Company's operating mines in September (the Hope Brook Mine) and December (the Colomac Mine) of 1997. The high, low and average London afternoon fixing gold prices (US$ per ounce) for 1998, 1997 and 1996 are shown in the following table:

                                 1998             1997              1996
                   High        US$313           US$367            US$415
                   Low            273              283               367
                   Average        294              331               388

From 1996 to 1998, the high, low and average gold prices have fallen between 24% and 26%, or between US$90 and US$100 per ounce.

During this same 3-year period, the copper price has declined from a high of US$1.29 per pound to a recent (March 1999) low of US$0.61 per pound. This decline in copper price has had a significant impact on the operating results of the Kemess South Mine as it produces a gold-bearing copper concentrate. Copper accounts for approximately 40% of the in situ value of the Kemess South deposit.

Delays in obtaining financing in early 1998 contributed to a delay in the completion of construction of the Kemess South Mine. The project experienced a capital cost overrun of approximately 11.6% to $480 million due to a number of factors, including: unforeseen construction-related factors on the tailings dam and tailings pipeline; power line clearing; government assessed stumpage costs; other miscellaneous project expenses and delays in obtaining financing. Normal start-up problems were experienced at the mine and concentrator but a shortage of working capital hindered the Company's ability to deal with some of these problems on a timely basis. The combination of all of these factors contributed to a severe depletion of cash and cash sources and resulted in a substantial increase in accounts payable to contractors and suppliers furnishing services and equipment for the Kemess South Mine. Commencing in 1997 and continuing through 1998 and into 1999, the Company implemented a number of measures to conserve its cash resources, including closure of two high-cost mines; cost reductions at its Pamour and Giant mines and at the corporate office; indefinite postponement of development projects; a reduction in exploration expenditures; and other actions intended to improve cash flow at its active operations.

As a result of the above-mentioned factors, the Company had a working capital deficiency of $562.2 million and a current ratio of 0.06 to 1 as at December 31, 1998. The principal reason for the large working capital deficiency was the transfer of $451.1 million of long-term debt into current liabilities following defaults on interest payments in December 1998. Accounts payable of $34.6 million and an obligation under commodity contracts of $50.8 million were also significant current liabilities. As at December 31, 1997 the working capital deficiency was $126.9 million, primarily due to accounts payable of $123.6 million. The current ratio was 0.34 to 1. Working capital was $240.5 million at year-end 1996, of which cash, cash equivalents, and marketable securities were $226.0 million. The current ratio was 4.31 to 1. The change in working capital of $802.8 million between 1998 and 1996, from $240.5 million at year-end 1996 to a deficiency of $562.2 million at year-end 1998, mainly reflects the transfer of $451.1 million of long-term debt into current liabilities following default in interest payments; the use of cash for construction of the Kemess South Mine; and reductions in gold inventory of $20.5 million and warehouse inventory of $27.3 million due to the closure of the Hope Brook Mine and the Colomac Mine in 1997. Working capital in 1996 reflects the net result of new debt and equity issuances during the year.

In September 1997, the Company recognized that it would be necessary to raise additional funds to allow for the completion and start-up of the Kemess South Mine. With the assistance of one of the Company's investment bankers, numerous financial institutions were approached and, ultimately, the Company issued approximately $19.5 million and US$30.7 million in Senior Secured Debentures on January 27, 1998. Unfortunately, the protracted discussions with these lenders and their requirement that the Company obtain prior approval from the holders of the Company's Senior Subordinated Notes delayed the closing of the transaction by more than six weeks. This delay occurred at a critical time in the construction schedule for the Kemess South Mine and the Company was unable to meet certain payment commitments it had made to its key contractors. A number of those contractors chose to stop work and would not return to the project on the same terms and conditions that had previously been in effect.

The Company was concerned about the impact that this delay, interruption of work, and revised contract terms would have on both the scheduled start-up date and the total cost of the Kemess South Mine. The Company conducted a complete review of the Kemess South Mine in early February 1998, including an estimate of the cost to complete construction of the project. As a result of this, and a subsequent review, it became apparent that the project cost would be overrun by approximately 11.6%, or $50 million, from the previously estimated cost of approximately $430 million.

After the Company became aware that the January 1998 financing would not be sufficient to allow it to complete the Kemess South Mine, it retained investment bankers to advise the Company on the best course of action to be taken in seeking the additional capital required to complete the Kemess South Mine. Some of the alternatives that were investigated and considered included the sale of other mining assets and properties, mergers with other mining companies, sale of royalties on the Kemess South Mine, issuance of additional equity, and refinancing of the existing Senior Secured Debentures.

Due to depressed gold prices and other considerations, offers or other expressions of potential interest that were received for the purchase of certain of the Company's key properties were, in the Company's opinion, unacceptable. The Company therefore concluded that these potential sales would not be in the best interests of the Company and its shareholders. Similarly, no viable royalty sale or merger opportunities were identified, and it appeared that the equity capital markets had little or no interest in an offering of the size required to complete the Kemess South Mine, in part due to continuing low gold prices.

After pursuing and considering these various alternatives, the Company entered into a securities purchase agreement with Trilon Financial Corporation for US$120 million of additional debt financing in the form of Senior Secured Debentures.

Initially US$115.0 million of the funds were drawn in June 1998 and an additional US$4.75 million was drawn in August 1998. These funds were used to complete construction and commence operations at the Kemess South Mine and to retire the Senior Secured Debentures that were issued in January 1998.

In January and again in February 1999, Standard & Poor's revised its corporate credit rating on Royal Oak. Pursuant to the Company filing for protection from its creditors under the Companies' Creditors Arrangement Act (CCAA) the credit rating on the Company's subordinated debt was downgraded to "D". Moody's Investors Service downgraded its rating to Ca from Caa2.

After instituting a trading halt on Royal Oak common shares on February 16, 1999 the American Stock Exchange removed its listing of the Company's shares from the exchange because the Company no longer fully satisfied all of the guidelines of the exchange for continued listing. The Company's common shares continues to trade on The Toronto Stock Exchange. On March 12, 1999 the Company's shares commenced trading on the Pink Sheets in the United States.

Operating Activities

In 1998, net cash used in operating activities was $50.4 million compared with net cash provided by operating activities of $85.6 million and $26.1 million in 1997 and 1996, respectively. In 1998, cash used in operating activities consisted primarily of a cash loss from operations of $29.4 million and changes in working capital of $21.0 million. In 1998, the cash loss from operations was primarily due to a reduction in gold production and a lower realized gold price, interest expense on long-term debt, and a pay-down of large accounts payable balances that had accumulated and were carried over from 1997. The cash decrease from changes in working capital was primarily the result of working capital requirements for the start-up of the Kemess South Mine. (See Note 17 to the Consolidated Financial Statements.)

Financing Activities

In 1998, net cash provided by financing activities was $156.0 million, compared with $19.4 million in 1997. In 1996, net cash provided by financing activities was $235.9 million. In 1998, the Company issued two tranches of debt securities in the total amount of $240.4 million, mainly to complete construction of the Kemess South project. (See Note 12 to the Consolidated Financial Statements). Approximately $64.2 million of the second tranche of US$119.8 million of debt issued in June 1998 was used to retire the first tranche of debt issued in January 1998, which comprised $19.5 million and US$30.7 million. The Company paid financing and legal fees of $19.4 million in cash, in addition to issuing
10.0 million common shares with a deemed value of $13.0 million as a consent fee in connection with the issuance and retirement of long-term debt. In 1997, net cash provided by financing activities of $19.4 million consisted of capital lease financing of $19.4 million. In 1996, the Company issued 19.0 million common shares with a value of $114.1 million to purchase Geddes Resources and to acquire the Kemess property through the purchase of El Condor Resources in a non-cash transaction, and in addition raised $2.8 million in cash from the exercise of stock options. The Company also received $239.9 million from issuing long-term debt to commence construction of the Kemess South project and paid $8.8 million in cash for financing and legal fees related to this transaction. (See Notes 12, 13, and 21(a) to the Consolidated Financial Statements).

Investing Activities

In 1998, net cash used in investing activities was $102.7 million compared with $302.2 million in 1997. In 1996, net cash used in investing activities was $203.6 million. In 1998, $113.7 million was invested in capital projects, primarily to complete construction of the Kemess South project. In 1997, $421.3 million was invested in capital projects, primarily the Kemess South project, which included non-repayable assistance of $131.8 million from the British Columbia provincial government. In 1996, $61.0 million in cash and 19.0 million of the Company's common shares with a value of $114.1 million were invested to acquire certain properties. These included the mineral rights for the Kemess South project through the purchase of El Condor Resources Ltd. and St. Philips Resources Inc., and the acquisition of the balance of the Geddes Resources Limited shares not owned by the Company. In addition, approximately $140.3 million in cash was used for net additions to property, plant and equipment, which included $49.0 million for construction of the Kemess South project and $75.2 million for existing operations, development projects, and other investments. The British Columbia provincial government provided $22.3 million in assistance for development of the Kemess South Mine. Approximately $16.1 million was used to acquire the Duport project.

Sources and Uses of Funds and Changes in Cash Position

The Company's sources and uses of funds and changes in cash position are compared for 1998, 1997 and 1996 in the following table, which summarizes the results of operating, financing and investing activities. Financing activities include the deemed cash value of the issuance of common shares:
         (1) in 1998 to fund partial payment of the costs of issuing long-term debt, for settlement of certain accounts payable, and for employee bonuses,
         (2) in 1996 to fund partial payment of the acquisitions of Geddes Resources and El Condor Resources.
(See Supplemental Schedule of Noncash Investing and Financing Activities on page
66):

The table below highlights the combined impact of operating, financing and investing activities on liquidity and cash resources during a critical period in Royal Oak's growth when the Company acquired and developed its major Kemess asset at a time of declining gold prices.

                                                                                1998           1997            1996
                                                                                ----           ----            ----
      Sources of Funds
        Operating activities                                                      --         85,635          26,097
        Issue of common shares                                                26,691            227         116,855
        Issue of long-term debt                                              240,369             --         239,870
        Sales of investments and assets, capital lease, other                 14,512         27,496          28,883
        B.C. government assistance                                                --        131,833          22,326
                                                                     -----------------------------------------------

      Total Sources of Funds                                                 281,572        245,191         434,031
                                                                     ===============================================

      Uses of Funds
        Operating activities                                                  50,434             --              --
        Cost of long-term debt                                                32,429            254           8,786
        Purchase of Kemess and Duport properties                                  --             --         218,076
        Capital expenditures                                                 113,695        421,343         140,296
        Investment in exploration, other assets, other                         4,626         20,792           8,517
        Retirement of long-term debt                                          64,232             --              --
        Payment of short-term debt                                            13,335             --              --
                                                                     -----------------------------------------------

      Total Uses of Funds                                                    278,751        442,389         375,675
                                                                     ===============================================

      Increase (Decrease) in Cash and Cash Equivalents                         2,821       (197,198)         58,356
      Cash and cash equivalents at beginning of year                             568        197,766         139,410
      Cash and cash equivalents at end of year                                 3,389            568         197,766

Results of Operations

Overview

Results of operations include those of the Pamour, Nighthawk, and Giant mines, and those of the Kemess South Mine from October 1, 1998, the date the mine reached commercial production. The Kemess South Mine commenced production on May 14, 1998. During the period from start-up to October 1, 1998 the mine produced 31,228 ounces of gold and gold equivalents and 11,112,800 pounds of copper contained in concentrates. Revenues generated from the sale of this production were netted against costs during this period and the balance was capitalized as start-up costs. The 1996 and 1997 comparative results include the operating results of the Hope Brook and Colomac mines that were closed in late 1997.

In the fourth quarter of 1998, the Company changed its method of accounting for deferred stripping costs at its open-pit mines. Previously, the Company deferred mining costs when the actual strip ratio exceeded the average life-of-mine strip ratio and charged these costs to operations when the actual strip ratio was below the average life-of-mine strip ratio. The stripping ratio represents the ratio of tons of waste mined to tons of ore mined. This change in accounting policy has been applied on a retroactive basis and the operating results for the years ended December 31, 1995 and 1996 contained elsewhere in this Form 10-K have been restated accordingly. The Company believes the new method is more reflective of current cash operating requirements.

Summary of Financial Results

For the year ended December 31, 1998, the Company incurred a net loss of $396.5 million, or $2.72 per share, on revenue of $107.7 million compared with a net loss of $135.2 million, or 97 cents per share, on revenue of $191.2 million in 1997. In 1996, there was a net loss of $1.8 million, or 1 cent per share, on revenue of $255.2 million. The loss in 1998 was primarily due to an operating loss of $291.8 million, a write-off of financing costs of $36.5 million, foreign currency translation loss on long-term debt of $35.3 million and interest expense on long-term debt of $18.0 million.

The 1998 operating loss of $291.8 million compares with an operating loss of $102.5 million in 1997 and an operating loss of $3.9 million in 1996. The operating loss in 1998 was mainly attributable to a decline in gold price, lower gold production resulting from the closures of the Hope Brook Mine and the Colomac Mine in late 1997, a write-down of mine assets of $251.4 million (see
Note 14 to the Consolidated Financial Statements), and losses on foreign currency and commodity contracts of $9.4 million.

Revenue

Gold Production

A high proportion of the Company's revenue is derived from gold production. Changes in revenue from gold production are directly related to changes in the quantity of gold produced and the price received for that production. The price of gold is affected by many factors beyond the Company's control. Historically, the Company entered into derivative transactions that resulted in deferred revenues that will be recognized in future years.

In 1998, revenue from production of 220,095 ounces of gold and income from gold derivative transactions was $107.7 million, a decrease of 44% from revenue of $191.2 million in 1997 when production was 351,349 ounces of gold. In 1996, revenue was $255.2 million from production of 389,203 ounces of gold.

The impact of changes in production and in the realized gold price on revenue for the years 1996 through 1998 are summarized as follows (all amounts in millions of Canadian dollars):

                                                                         ($ millions)
           Impact on Revenue Due to:                           1998           1997            1996
           -------------------------                           ----           ----            ----
           Increased (decreased) production                  (71.6)          (24.8)          11.8
           Increased (decreased) gold prices                 (11.9)          (39.2)          35.1
                                                             -----           -----           ----
           Incremental revenue from prior year               (83.5)          (64.0)          46.9
                                                             =====           =====           ====

The Company estimates that in 1998, for each US$10 per ounce change in the realized gold price, revenue changed by approximately $3.3 million.

Gold Derivative Transactions

In 1998, income from gold derivative transactions was $10.9 million compared with $33.7 million in 1997 and $51.3 million in 1996. In 1998, the Company's average realized gold price was US$330 per ounce, a US$36 per ounce premium, or 12%, above the average spot price of US$294 per ounce. In 1997, the average realized gold price was US$393 per ounce, a premium of US$62 per ounce, or 19%, above the average spot price of US$331 per ounce. In 1996, the average realized price of US$481 per ounce was US$93 per ounce, or 24%, above the average spot price of US$388 per ounce (see Summary of Significant Accounting Policies and Note 19(c) for descriptions of the Company's accounting policy on gold derivative transactions and the status of gold contracts). At December 31, 1998, all of the Company's existing forward contractual arrangements for the delivery of gold had either been fulfilled or closed out, and no new forward contractual arrangements had been entered into.

Interest and Other Income

In 1998, interest and other income and expense was a net expense of $4.0 million compared with net income of $3.6 million and $5.7 million in 1997 and 1996, respectively (see Note 15 to the Consolidated Financial Statements.) The $7.6 million decline in financial performance in 1998 compared with 1997 was largely attributed to a decline in interest income of $3.7 million, an increase in finance cost amortization of $2.2 million and a $1.7 million increase in foreign currency losses on U.S. dollar monetary liabilities. Lower interest income in 1998 was a function of lower cash balances, while higher finance cost amortization was reflective of the additional long-term debt issued in 1998. Foreign currency losses were mainly associated with the restatement of the US$33.1 million liability associated with the 1998 realization of derivative losses. In 1997, interest income of $4.4 million was $1.8 million less than interest income of $6.2 million in 1996, primarily due to declining cash balances during the year resulting from major expenditures on construction of the Kemess South project. Cash balances increased significantly in August 1996 when the Company issued US$175 million of 11% Senior Subordinated Notes due in 2006. The Company expects to receive minimal interest income in 1999. See "Special Note Regarding Forward-Looking Statements."

In order to provide the Company with maximum liquidity, surplus cash is invested in highly liquid, low-risk financial instruments with relatively short maturities.

Gain (Loss) on Investments

In 1998, the Company had a loss on investment securities of $5.3 million compared with $34.1 million in 1997. In 1996, there was a gain on investment securities of $2.7 million. In 1998, the loss was due to writing down marketable securities and long-term investments to fair value. This included a write-down of $5.0 million at the end of the third quarter in the carrying value of the Company's then-38.6% investment in Highwood Resources Ltd. During 1996 and early 1997, the Company made significant strategic equity investments in the common shares of two gold mining companies to establish ownership positions prior to holding discussions with management of those companies regarding a potential acquisition, merger or other similar transaction. When the Company was unable to complete any transaction with either company, the investments were liquidated, in whole or in part, resulting in investment losses. The decline in the price of gold in 1997 had a significant adverse impact on the market value of those common shares so that, during the course of the lengthy discussions with representatives of those companies, the value of those common shares declined, resulting in a significant loss when the shares were sold.

Costs and Expenses

Operating

In 1998, operating costs of $85.6 million were approximately 46% lower than $159.8 million in 1997, mainly reflecting lower gold production and a decrease in average unit cash cost. In 1996, operating costs were $187.1 million.

Operating costs consist of direct cash costs incurred at the minesites and include the mining and processing costs associated with gold production, but do not include royalties. At the Kemess South Mine, operating costs include the significant costs of smelting, refining and freight of gold-bearing copper concentrates, and are net of copper by-product revenue credit. The most significant of the minesite costs are labor, consumable materials such as explosives, tires, grinding media and reagents, fuel and electric power, and maintenance of machinery and equipment. Transportation of personnel and freight costs are significant factors at the Kemess South Mine. In the past, transportation and freight costs were significant factors at the Hope Brook and Colomac mines that were closed in the second half of 1997 and placed on care and maintenance.

In 1998, the average unit cash operating cost was US$261 per ounce, a 21% decrease from US$329 per ounce in 1997. In 1996, the average cash cost was US$353 per ounce. These successive decreases in cash cost reflect the impact of commencing production at the lower cost Kemess South Mine in 1998; cost-reduction and productivity measures, including workforce reductions, improved productivity and efficiencies at the Giant and Pamour mines; closure of the high-cost Hope Brook and Colomac mines in the second half of 1997; and the impact of a weaker Canadian dollar. See "Review of Operations" contained in Item 1 of Part I.

Care and Maintenance

In 1998, care and maintenance expenses were $4.1 million compared with $0.7 million in 1997 and $0.6 million in 1996. Care and maintenance expenses increased in 1998 due to the closure of the Hope Brook and Colomac mines in late 1997.

Care and maintenance expenses are also being incurred at the suspended Matachewan project and at a number of properties at Timmins.

Royalties and Marketing

Combined royalties and marketing expense was $2.7 million, $2.0 million and $2.9 million in 1998, 1997 and 1996, respectively. Royalties are payable on both copper production and gross revenues from the Kemess South Mine, and on gold production from the Nighthawk Mine and from the Hoyle deposit at the Pamour Mine in Timmins. Total royalty expense was $1.8 million, $0.8 million, and $2.2 million in 1998, 1997 and 1996, respectively. Increased royalties in 1998 are associated with the commencement of production at the Kemess South Mine. In 1996, the Hope Brook Mine paid an annual royalty of $1.3 million that expired at the end of 1996.

Marketing expense includes the cost of refining gold and silver produced from copper concentrate production at the Kemess South Mine, but excludes smelting and freight charges. At the Giant and Pamour mines, marketing expense includes refining and shipping charges related to gold bullion production. These expenses were $0.9 million, $1.2 million, and $0.7 million in 1998, 1997 and 1996, respectively. Higher marketing expenses in 1997 were mainly due to increased shipping frequency of bullion as a result of the Company's effort to improve cash flow.

Administrative and Corporate

In 1998, administrative and corporate expense was $9.6 million compared with $9.6 million in 1997 and $9.3 million in 1996.

Depreciation and Amortization

In 1998, depreciation and amortization expense was $29.7 million (US$84 per ounce of gold) compared with $21.3 million (US$44 per ounce) in 1997 and $24.6 million (US$46 per ounce) in 1996. Increases in capital assets, notably the Kemess South Mine assets, combined with downward adjustments to mining reserves on specific properties, have resulted in increased depreciation and amortization expense compared with prior years. Higher depreciation and amortization costs were partially offset by lower production volumes in 1998 as compared to prior years. Depreciation and amortization expense is calculated using the unit-of-production method based upon the total estimated tons of mineable ore reserves and mineralized material. Mining equipment at the Kemess South Mine is depreciated on the straight-line method based on the estimated economic life of the equipment.

Reclamation

The Company makes a provision for future reclamation costs on ultimate closure of a mine or abandonment of a property. In 1998, the reclamation provision was $5.4 million (US$17 per ounce of gold) compared with $4.1 million (US$8 per ounce) in 1997 and $2.7 million (US$5 per ounce) in 1996. Reclamation costs at the Company's minesites have become more significant as the Company has expanded its operations and as environmental laws and regulations have become more stringent. Estimated reclamation and site restoration costs are charged against income in accordance with the unit-of-production method based upon estimated ore reserves. As of December 31, 1998, the Company had accrued $30.1 million for future reclamation costs. The Company's total estimated cost of reclamation at all active and inactive mining properties is $50.3 million, as set forth in the table on page 19.

Exploration and Other

The majority of the Company's exploration properties and claims are contiguous or in close proximity to the Company's existing mines. Exploration costs include lease rental costs, minimum royalty payments and the cost of any assessment work needed to maintain mineral claims. Because of the proximity to existing mines, these costs are capitalized. Administrative costs, including salaries and travel costs, are for the most part expensed. The Company reviews its land positions and claims on an annual basis and to the extent that claims are abandoned, associated costs are expensed and included in exploration expense.

Excluding exploration costs that were capitalized, exploration and other expense was $1.5 million in 1998 compared with $10.3 million and $4.7 million in 1997 and 1996, respectively. In 1998, Royal Oak decreased its exploration program to conserve cash whereas in the previous two years the Company had increased its expenditures on exploration to increase ore reserves. The decrease in mineable ore reserves at December 31, 1998 primarily reflects the impact to the Company of valuing its reserves at December 31, 1998 using a gold price of US$325 per ounce compared with a gold price of US$350 per ounce at December 31, 1997. (See discussion under "Property, Plant and Equipment" of Summary of Significant Accounting Policies to the Consolidated Financial Statements for a description of the Company's policy on accounting for exploration expenditures.)

Foreign Currency and Commodity Contracts

In an effort to minimize the potential adverse effect of fluctuations in the exchange rate between U.S. and Canadian currencies and to provide a minimum Canadian dollar conversion rate for gold sales, the Company entered into foreign currency contracts from time to time. These contracts were associated in part with the Company's contractual obligation to deliver future gold production at specified prices in U.S. dollars. (See Notes 10, 11(a) and 19(c) to the Consolidated Financial Statements.) During the period from January 1, 1996 to December 31, 1998 the Canadian exchange rate has fluctuated from a low of $1.33 per US$1 to a high of $1.57 per US$1. The Canadian dollar has weakened against the U.S. dollar during this period. Under the terms of the Senior Secured Debentures, the Company is only permitted to grant liens against its property related to hedging indebtedness up to a maximum amount of US$50 million. This security must rank junior to the security of the Senior Secured Debentures but may rank senior to the Senior Subordinated Notes. At December 31, 1998 the Company had granted security to a maximum amount of US$41 million to secure liabilities owing to hedge lenders (See Note 10 to the Consolidated Financial Statements). During the year, the terms of the Senior Subordinated Notes were amended to restrict the Company from selling put options on gold, silver, copper or any other precious metals without simultaneously writing call options for a corresponding quantity of the same metal. These factors, combined with the Company's current liquidity problems, have restricted the Company's ability to engage in hedging activities. In 1998, the Company recognized a $6.1 million gain on gold and copper commodity contracts primarily relating to gold and copper calls/put options issued by the Company.

Closure Costs and Write-Down of Resource Properties, Mine Assets and Other
Assets

In 1998, the Company wrote down assets under Canadian GAAP by $251.4 million. In the third quarter of 1998, the Company carried out an analysis of the carrying value of its assets other than the Kemess property using a gold price of US$300 per ounce. This resulted in a write-down under Canadian GAAP of $81.4 million, reflecting a reduction in the carrying value of assets in Timmins and the Northwest Territories, and non-producing resource properties and development properties. A significant portion of the cash flow from the Kemess South Mine is attributable to copper production. The price of copper has continued to decline from an average of US$0.77 per pound in the first nine months of 1998 to an average of US$0.70 per pound in the fourth quarter of 1998. The average copper price in the first quarter of 1999 is expected to be US$0.64 per pound. Due to the significant decline in copper prices and the continuing low prices for gold, the Company examined the carrying value of the Kemess assets to determine the recoverability of its investment. As a result of this review, the Company wrote down the carrying value of the Kemess assets by $170.0 million in the fourth quarter of 1998. In 1997, the Company wrote-down assets by $39.7 million related to the closure of the Colomac Mine. In 1996, the Company wrote down assets and recognized closure costs of $27.6 million primarily related to the Hope Brook Mine and the Colomac Mine. (See Note 14 to the Consolidated Financial Statements.)


Interest Expense

In January 1998, the Company issued Senior Secured Debentures in the amount of $19.5 million and US$30.7 million maturing on January 20, 2003 to fund construction of the Kemess South project (see Note 12 to the Consolidated Financial Statements).

In June 1998, the Company issued US$119.75 million of Senior Secured Debentures maturing in 2000 which bear interest at a rate of 30-day LIBOR plus 6% per annum. The proceeds were used to repurchase and retire the Senior Secured Debentures issued in January 1998 and for other purposes (see Note 12 to the Consolidated Financial Statements).

In August 1996, the Company issued US$175 million of 11% Senior Subordinated Notes maturing in 2006, the proceeds of which were used to fund construction of the Kemess South project and other development projects (see Note 12 to the Consolidated Financial Statements). The interest rate on these notes was increased to 12.75% in June 1998 as a condition of issuing the US$119.75 million of Senior Secured Debentures.

Interest expense on long-term debt has increased in each successive year from 1996 to 1998 due to the higher level of long-term debt outstanding in each year. In 1998, the Company incurred an aggregate interest expense of $47.7 million on long-term debt of which $29.6 million was capitalized in connection with funding construction of the Kemess South project. In

1997 and 1996, the Company incurred an interest expense of $26.7 million and $10.1 million, respectively, on the Senior Subordinated Notes of which $22.9 million and $5.4 million were capitalized, respectively.

Write-off of Financing Costs

In the second quarter of 1998, the Company wrote off the unamortized deferred financing costs associated with the retirement of the Senior Subordinated Debentures issued in January 1998 and retired in June 1998. These costs, together with certain costs associated with the June 1998 financing, amounted to $15.0 million.

In December 1998, the Company defaulted on the payment of certain interest and principal payments on its secured debt resulting in an event of default and making the entire amount of the Company's long-term debt immediately due and payable. It was not appropriate to continue to defer these finance charges and the remaining $21.5 million was written off at December 31, 1998. There was no write-off of financing costs in 1997 and 1996.

Foreign Currency Translation on Long-Term Debt

The Company had deferred certain foreign exchange losses associated with the restatement of its U.S. dollar-denominated debt to Canadian dollars. Due to the events of default noted above, this exchange loss of $35.3 million was recognized at December 31, 1998. In 1997, the translation loss was $0.4 million compared with a translation gain of $0.2 million in 1996.

Income Taxes

In 1998, the Company incurred an income and mining tax expense of $1.5 million. In 1997, the Company reassessed its income and mining tax liabilities for prior tax years and accordingly recognized a combined reduction in current and deferred tax liabilities of $4.8 million compared with income tax expense of $0.9 million in 1996. The Company currently has tax deductions available of approximately $600 million, including earned depletion and mining exploration depletion, that may be used to reduce taxes that would otherwise be payable in connection with the filing of future tax returns. The Company also has $14 million of earned depletion and mining exploration depletion base carry forward available to be deducted against certain future resource profits. The ability of the Company to utilize these deductions may depend upon the future profitability of the Company, and because of past reorganizations undertaken by the Company, utilization of some of these tax deductions may be restricted. The Company does not expect to pay significant cash income taxes or mining taxes in Canada for the next two years. However, the Company is subject to capital taxes and minimum taxes in certain Canadian jurisdictions. Although any income earned by the Company in the U.S. would be taxable, U.S. taxes in 1999 are not expected to be material. Under U.S. GAAP, a 100% deferred tax valuation allowance is required because the Company is unlikely to realize tax assets. (See Notes 16 and 20(f) to the Consolidated Financial Statements.)

Risks and Uncertainties

Employee Turnover

During the past year, the Company has reduced employment levels at its mining operations and corporate office as part of cost-cutting measures to conserve cash. Due to the uncertain outcome of the Company's debt restructuring plans, a number of key employees have resigned. There can be no assurance that other key employees will not resign, which could adversely impact the ability of the Company to manage its affairs at this critical time. Under the current economic circumstances, the Company is experiencing difficulty recruiting employees.

Financial and Technical Risks

The Company's ability to generate cash flow is primarily dependent on the following factors:

         o        Gold and copper prices.
         o        Exchange rate between the Canadian dollar and the U.S. dollar.
         o        Operating costs and capital costs.
         o        Ore grades and production.

Gold and Copper Prices

The prices of gold and copper at which Royal Oak sells its production, and the exchange rate in effect at the time of sales, are beyond the Company's control and are therefore considered to present the greatest risk to the Company's ability to generate cash flow. Historically, the Company employed hedging strategies in an attempt to mitigate the risk of these variables. Since mid-1998, the Company's financial condition and certain covenants related to the Company's long-term indebtedness have limited the Company from entering into hedging arrangements. In the past, the Company minimized credit risk by dealing with large creditworthy institutions and by limiting credit exposure to each.

Historically, the Company has been successful in achieving a realized gold price considerably in excess of the spot price through hedging strategies that take advantage of the volatility in the spot price and the contango on future gold prices. Income from gold derivative transactions has been generated from spot deferred, forward sales, and option contracts that were underwritten by the Company. (See Note 19(c) to the Consolidated Financial Statements.) The Company believes that it will continue to realize an average gold price higher than the average spot price, although there can be no assurance that it can realize premiums comparable to US$36 per ounce, US$62 per ounce, and US$93 per ounce in 1998, 1997 and 1996, respectively. See "Special Note Regarding Forward-Looking Statements." As of December, 1998, all of the Company's prior forward contractual arrangements for the delivery of gold had either been fulfilled or closed out, and no new forward contractual arrangements have been entered into after December 31, 1998. In February 1999, the Company received notice from J. Aron & Company of their intent to close out 120,000 ounces of gold call options at a cost to the Company of $0.35 million (see Note 19(c) to the Consolidated Financial Statements).

Exchange Rate

Although sales of the Company's gold and copper production are in U.S. dollars, a substantial portion of the Company's operating costs are paid in Canadian dollars. Since Royal Oak's formation in 1991, the Company's revenue has been beneficially impacted by the strengthening of the U.S. dollar against the Canadian dollar, except in 1996 when the Canadian dollar strengthened slightly. However, there can be no assurance that this general trend of a weakening Canadian dollar will continue in the future.

A high proportion of the Company's interest expense, which was material to the Company's financial results in 1998 and 1997 and is expected to have a similar impact in 1999, is payable in U.S. dollars. A weaker Canadian dollar has an adverse impact on the Company's operating results due to the effect of the exchange rate translation. For additional information on the Company's foreign currency contracts, see Note 11(a) to the Consolidated Financial Statements and discussion under "Foreign Currency and Commodity Contracts" on page 53.

Operating Costs and Capital Costs
Operating costs are subject to inflationary factors. The Company's financial statements reflect historical costs, and therefore do not indicate the cumulative effects of increasing costs and changes in the purchasing power of the dollar. Certain of the Company's costs have increased due to inflation. Overall, costs may increase more or less than the general inflation rate as a result of factors inherent in the mining industry and the geographical location of its operations and properties, in particular the remote Kemess South and Giant mines. The Company has not been, and does not expect to be, in a position to offset the effect of any increases in production costs with increases in the selling prices of its products. Historically, the selling prices of gold and copper have been primarily influenced by international markets and other political, monetary and economic events and may not necessarily increase with general inflationary increases either in Canada or the United States. As a result, the Company continually searches for and implements methods to increase production and productivity and to reduce costs in its mining and processing operations. In the last two years the Company has reduced its average unit cost of production by implementing cost-cutting measures at its Giant and Pamour mines and by closing the high-cost Colomac and Hope Brook mines. The opening of the low-cost Kemess South Mine in 1998 is expected to further reduce the Company's average unit cost of production. See "Special Note Regarding Forward-Looking Statements."

Capital costs are likewise subject to inflationary factors. The Company's major capital expenditure program from 1996 to 1998 has been completed with the opening of the Kemess South Mine. Capital expenditures over the next few years are expected to be of a sustaining nature at the Company's existing operations. Due to continued weakness in gold and copper prices, Royal Oak does not expect to advance its portfolio of development projects, which would entail incurring significant capital expenditures, in the foreseeable future.

Ore Grades and Production

In addition to cost-cutting measures, the main factors that affect the Company's ability to reduce unit costs are ore grade, production volume and productivity. In recent years, mill head grades at the Company's operations have generally declined due to a number of factors including lower ore reserve grades and mining dilution. The Company has implemented plans to restore mined ore grades to former levels where possible by selectively mining certain areas, and in certain cases to increase mill feed grades by bringing into production nearby deposits containing higher grades of ore. These measures have been particularly important over the last three years as gold prices have declined. At the Giant Mine, mill head grades have increased each year since 1995, mainly due to higher grade ore mined at the Supercrest deposit. In 1996 and 1997 at the Timmins operations, mill head grades increased at the Pamour mill due to the processing of ore from the nearby Nighthawk Mine, but grade declined in 1998. The ore grade at the Company's new open pit Kemess South
Mine, although relatively low, is expected to be constant over the estimated mine life of approximately 13 years.

Ore reserve estimates may require revisions based on actual production experience. Ore grades actually recovered from operations may differ from the estimated grade of the reserves. Fluctuations in gold and copper prices, as well as increased production costs or reduced recovery rates, may render reserves containing relatively lower grades of mineralization uneconomic to recover and may ultimately require a revision and restatement of reserves and production plans. Due to declining gold prices, the Company made downward revisions to its estimates of mineable ore reserves at the end of both 1998 and 1997.

The Company continually seeks to replace and expand its ore reserves and to increase economic gold and copper production. The Company encounters competition from other mining companies, some with significantly greater financial resources than the Company, in connection with the acquisition of properties. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities and obtaining appropriate financing. Accordingly, no assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves, or that development programs will be able to extend the life of existing mines or increase production. Royal Oak's expenditures on exploration programs at its mine sites and other properties are currently limited due to the Company's financial condition and liquidity problems.

Regulatory Risks

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

Environmental Risks

The Company conducts its operations so as to protect its employees, the general public and the environment and believes its operations are generally in compliance with all applicable laws and regulations concerning the environment in all material respects.

The Company is not able to determine the impact of future changes in environmental laws and regulations, which are generally becoming more restrictive, on its operations and future financial condition due to the uncertainty surrounding the ultimate form such changes may take. Insurance against certain liabilities for environmental pollution or other hazards as a result of exploration and production has not generally been available at reasonable cost to the Company. Absent such insurance, the Company's assets are directly exposed to unknown and unforeseen, but potential, liabilities for environmental claims and regulations. The satisfaction of any such liabilities could reduce resources otherwise available for other business purposes. Nevertheless, the Company believes that it has made adequate financial provisions for the costs associated with mine closures and reclamation.

Political and Other Risks

All of the Company's active and inactive mining operations are located in Canada and as such the Company is not exposed to many of the typical political, economic and financial risks associated with operating in foreign countries. The Company's development projects in Canada have been postponed indefinitely due to low gold prices. The Company also has an interest in the Copperstone exploration project in Arizona in the United States, which was optioned to Asia Minerals in 1998, and in the Namosi exploration project in Fiji. The Company manages the risks and uncertainties of operating and investing outside of North America by limiting initial expenditures to a level commensurate with the expected benefits.

Because the Company's mining operations and exploration and development projects are located in remote areas of Canada, the United States and Fiji, the Company is exposed to intervening parties such as First Nations and Aboriginal groups and the special interests of various other stakeholders. In order to minimize any potential risk to a project, the Company does not proceed with development and commitment of significant financial and other resources until the necessary permits and licenses have been received. The Company's policy is to work with local special-interest groups and stakeholders and be sensitive to their needs and to provide contract and employment opportunities to these groups as appropriate.

The Company may have risks and uncertainties arising from aboriginal land claims on certain of its properties in Canada, in particular the Kemess property in British Columbia. See discussion under "Laws and Regulations" contained in Item 3, Legal Proceedings, and Note 19(a) to the Consolidated Financial Statements.

The Company takes a prudent approach to business and maintains what it believes to be adequate insurance at all times to cover normal business risks.

Year 2000 Computer System Risks (The Y2K Problem)

It has been a common design for most business-application computer hardware and software to use only two rather than four digits in processing and recording date information, particularly in older computer systems. On January 1, 2000 when the year designated as "00" occurs on such older time-sensitive systems, either computer failure or creation of erroneous data may occur. This is known as the Y2K problem.

The Company has a number of financial and technical computer applications at its minesites and at its corporate office, including general accounting, cost control and cost reporting, and financial analysis. Other applications at minesites also include administrative functions such as purchasing and materials management, payroll, human resources, plant maintenance, pension plans, safety and accident records, work orders, and training.

In addition, the Company has a number of technical applications that include compilation of geological data and exploration results from which mineable ore reserves are calculated. Computing systems are also used in mine planning and design and in mining operations, and for metallurgical process control.

In 1997, the Company commenced a review of its computing systems needs, including an assessment of any requirements to update existing computer systems, to ensure that the Y2K problem is fully addressed. The Company has been implementing procedures at its minesites and corporate office that are expected to be complete so that the Company will be fully Year 2000 compliant before the end of 1999. The Company anticipates that any necessary changes will be made to its computer systems such that its operations will not be materially affected by the Y2K problem.

The Company has installed a computer system at its Kemess South Mine that is designed to be fully compliant with Year 2000 requirements. The Company has certification to this effect from the system supplier. The computer system at Kemess is expected to be fully operational by late 1999.

At the Company's Giant and Pamour mines, older computer systems are being modified, reprogrammed and updated as necessary. The percentage completion in the following critical areas has been achieved: general ledger, accounts payable, pension systems and plant maintenance scheduling (all 100%); materials management (10%); human resources and payroll (25%). The computer systems at the Giant and Pamour mines are expected to be fully Year 2000 compliant by June 30, 1999.

The cost to the Company of ensuring that its computer systems are compliant with the Year 2000 issue is not material. Royal Oak does not consider that the Y2K problem will be material to its operations, or that the costs or the consequences of incomplete or untimely resolution of the issue would give rise to reported financial information that would not necessarily be indicative of the Company's future operating results and financial condition. The Company does not envisage any impairment of assets or that any liability will be incurred as a result of failure to adequately address the Y2K problem.

Based on due diligence carried out in 1998 and early 1999, the Company does not anticipate that it will face material adverse consequences resulting from its electronic interaction with suppliers, customers, creditors, borrowers and financial service organizations that are subject to the Y2K problem.

Royal Oak has exercised due diligence in formulating and implementing the necessary procedures in the Company's Year 2000 Compliance Plan to ensure that the Company and its stakeholders are exposed to minimum risks as a result of the

Y2K problem. Since 1997, management has made regular presentations to the board of directors on progress towards being fully Year 2000 compliant.

Outlook

The statements contained in this outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. See "Special Note Regarding Forward-Looking Statements."

The outlook for the Company as it relates to improved results of operations and financial condition depends on the following principal factors:

         o        Successful restructuring of the Company's debt.
         o        A substantial increase in gold and copper prices.
         o        Meeting production and cash cost expectations at the Kemess
                  South Mine.
         o Maintaining production levels and cash cost reductions at the Giant and Pamour mines.
         o Ability to acquire and develop low-cost projects to replace declining ore reserves.

Successful restructuring of the Company's debt

Royal Oak is engaged in discussions with its financial advisors and senior lenders concerning restructuring the Company's debt, which at year-end 1998 amounted to $451.1 million. Because of defaults on interest payments, this debt, which had previously been classified as long-term debt, was accounted for as a current liability. The outcome of negotiations is expected to be a conversion of a portion of the debt to equity and a lower interest rate and longer term to maturity on the balance of the outstanding debt. A successful outcome to debt restructuring would be expected to improve both operating results and the financial condition of the Company, notwithstanding the impact of gold and copper prices.

A substantial increase in gold and copper prices

Gold and copper prices are near 20-year lows due to a combination of global financial and economic factors. Copper is an important component of production at the Kemess South Mine, accounting for approximately 40% of cash flow from the mine. The Company's revenue is sensitive to the price of gold. At a consolidated annual production rate of 430,000 ounces of gold, which is forecast for 2000, an increase in the gold price of US$25 per ounce would increase cash flow by approximately $16.1 million per year, or $37.5 per ounce of gold. An increase in the copper price of US$0.10 per pound would increase cash flow by approximately $9.0 million, or $0.15 per pound of copper.

Meeting production and cash cost expectations at the Kemess South Mine

The Kemess South Mine was designed to produce an average of approximately 250,000 ounces per year of gold and 60 million pounds per year of copper over the estimated 13-year life of the mine. Assuming a production rate of 90,000 ounces of gold per year at each of the Giant and Pamour mines, production at the Kemess South Mine represents approximately 58% of consolidated production. As a result of a number of technical and operating factors, due in part to a shortage of working capital after start-up, the Kemess South Mine has not yet reached its full operating potential. An infusion of working capital from Trilon starting in February 1999 is expected to enable the Kemess South Mine to realize its full potential in the second half of 1999. The cash cost at Kemess is expected to be approximately US$185 per ounce of gold, net of copper by-product revenue credit of US$0.65 per pound, when the mine reaches full production potential. This is expected to reduce the Company's consolidated cash cost to approximately US$215 per ounce of gold.

Maintaining production levels and cash cost reductions at the Giant and Pamour mines

The Company successfully implemented a number of cost-cutting measures at the Giant and Pamour mines in the fourth quarter of 1997. The Company expects to maintain aggregate production at the Giant and Pamour mines at approximately 180,000 ounces of gold per year at an estimated cash cost of US$255 per ounce of gold.

Ability to acquire and develop low-cost projects to replace declining ore reserves

The Company's priority is to realize the full operating potential of its Kemess South Mine to achieve the expected increase in production and decrease in cash cost from results in 1998. The Company's future growth depends in part on its ability to acquire and develop low-cost projects that will not be dilutive to expected results when the Company's present operating asset base realizes its full potential. The Company has a portfolio of interesting exploration projects, particularly the

Kemess North property where the exploration potential is considered to be excellent. Royal Oak will carefully assess future growth opportunities so that the financial condition of the Company is not impaired.

Gold production in 1999 is forecast at approximately 417,800 ounces at an estimated cash operating cost of US$215 per ounce, net of copper by-product revenue credit of US$0.65 per pound. Gold production from the Kemess South Mine represents 56% of this total.

To the extent that gold and copper prices increase over the next several years and the Company successfully restructures its debt, Royal Oak believes it will realize improved operating results and increased operating cash flow.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Management Responsibility

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Loss and Retained Earnings (Deficit) for each of the three years in the period ended December 31, 1998

Consolidated Changes in Capital Stock for each of the three years in the period ended December 31, 1998. (See Note 13(a) of the Notes to Consolidated Financial Statements)

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 1998

Notes to Consolidated Financial Statements

Consolidated Financial Statements

Accounting Responsibilities, Procedures and Policies

The Board of Directors, which, among other things, is responsible for the Consolidated Financial Statements of the Company, delegates to management the responsibility for the preparation of the financial statements. Responsibility for their review is that of the Audit Committee. Each year the shareholders appoint independent auditors to audit and report directly to them on the consolidated financial statements.

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

The Company's Audit Committee is appointed by the Board of Directors annually and comprises three members, two of whom are outside directors. The Committee meets with management and with the independent auditors (who have free access to the Audit Committee) to satisfy itself that each group is properly discharging its responsibilities and to review the financial statements and the independent auditors' report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the financial statements for issuance to the shareholders.

March 25, 1999
---------


/s/  Margaret K. Witte
-----------------------------------------------------
         Margaret K. Witte
         President and Chief Executive Officer


/s/ James H. Wood
-----------------------------------------------------
         James H. Wood
         Chief Financial Officer

Auditors' Report to the Shareholders

We have audited the consolidated balance sheets of Royal Oak Mines Inc. as at December 31, 1998 and 1997 and the consolidated statements of loss and retained earnings (deficit) and cash flow for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in accordance with generally accepted accounting principles.


Vancouver, B.C.                                         Arthur Andersen LLP
March 25, 1999                                          Chartered Accountants

Comments by Auditors for United States Readers on Canada/United States Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the Consolidated Financial Statements. Our report to the shareholders dated March 25, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


Vancouver, B.C.                                      Arthur Andersen LLP
March 25, 1999                                       Chartered Accountants

                              ROYAL OAK MINES INC.
                           Consolidated Balance Sheets
                       (in thousands of Canadian dollars)

                                                                           December 31 December 31
                                                                                  1998        1997
                                                                             =========   =========
ASSETS
Current Assets
  Cash and cash equivalents                                                  $   3,389   $     568
  Marketable securities                                                          1,489       9,875
  Receivables (Note 22)                                                         11,160      30,923
  Inventories (Note 4)                                                          14,061      21,120
  Prepaid expenses                                                               4,759       3,967
                                                                             ---------   ---------
     Total Current Assets                                                       34,858      66,453
Property, Plant and Equipment (Note 5)                                         552,638     730,314
Long-term Investments (Note 6)                                                   7,285      12,145
Reclamation and Other Deposits (Note 7)                                         13,910      14,332
Deferred Charges and Other Assets (Note 8)                                       3,511      20,142
                                                                             ---------   ---------
                                                                             $ 612,202   $ 843,386
                                                                             =========   =========
LIABILITIES
Current Liabilities
   Accounts payable                                                          $  34,621   $ 123,586
   Accrued payroll costs                                                         5,264       2,599
   Deferred revenue (Note 9)                                                    11,271      20,085
   Obligation under derivative contracts (Note 10)                              50,758          --
   Capital leases (Note 11(b))                                                   5,834       4,531
   Taxes payable                                                                 3,402       1,723
   Current portion of long-term debt (Note 12)                                 451,115          --
   Long term debt interest payable                                              14,628      10,326
   Accrued unrealized loss on derivative contracts                                  --      21,327
   Other current liabilities                                                    20,203       9,135
                                                                             ---------   ---------
     Total Current Liabilities                                                 597,096     193,312

Deferred Revenue (Note 9)                                                       17,064      23,330
Other Liabilities (Note 11)                                                     48,943      57,496
Long-Term Debt (Note 12)                                                            --     250,338
Deferred Income Taxes                                                            2,532       2,532
                                                                             ---------   ---------
TOTAL LIABILITIES                                                              665,635     527,008
                                                                             ---------   ---------
CONTINGENCIES AND COMMITMENTS (Note 19)

SHAREHOLDERS' EQUITY (DEFICIT)
Share Capital (Note 13)
   Authorized - unlimited number of special and common shares
   Outstanding - 160,523,573 common shares
         (1997 - 138,940,263)                                                  405,724     379,040
Deficit                                                                       (459,157)    (62,662)
                                                                             ---------   ---------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                           (53,433)    316,378
                                                                             ---------   ---------
                                                                             $ 612,202   $ 843,386
                                                                             =========   =========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              ROYAL OAK MINES INC.
         Consolidated Statements of Loss and Retained Earnings (Deficit)
             (in thousands of Canadian dollars except share amounts)

                                                                                      Year ended December 31
                                                                             -------------------------------------
                                                                                  1998          1997          1996
                                                                             ---------     ---------     ---------
REVENUE                                                                      $ 107,726     $ 191,167     $ 255,168

EXPENSES
  Operating                                                                     85,623       159,816       187,098
  Care and maintenance                                                           4,099           706           645
  Royalties and marketing                                                        2,718         1,986         2,904
  Administrative and corporate                                                   9,653         9,617         9,339
  Depreciation and amortization                                                 29,717        21,285        24,563
  Reclamation                                                                    5,431         4,054         2,663
  Exploration and other                                                          1,536        10,257         4,742
  Provision for (Recovery of) loss on foreign currency and
       commodity contracts                                                       9,352        46,294          (453)
  Write-down of mine assets (Note 14)                                          251,400        39,700        27,570
                                                                             ---------     ---------     ---------
      Total operating expenses                                                 399,529       293,715       259,071
                                                                             ---------     ---------     ---------
OPERATING LOSS                                                                (291,803)     (102,548)       (3,903)

OTHER INCOME (EXPENSE)
  Interest and other income (expense), net (Note 15)                            (3,960)        3,634         5,716
  Interest expense                                                              (4,097)         (704)         (378)
  Long-term debt interest                                                      (47,669)      (26,737)      (10,089)
  Interest capitalized                                                          29,638        22,906         5,362
  Write-off of financing costs (Note 12(b))                                    (36,507)           --            --
  Foreign currency translation gain (loss) on long-term debt (Note 12(b))      (35,275)         (364)          190
  Gain (loss) on investments (Note 3(b))                                        (5,307)      (34,112)        2,691
                                                                             ---------     ---------     ---------
LOSS before undernoted                                                        (394,980)     (137,925)         (411)

  Income and mining taxes recovery/(expense) - current (Note 16)                (1,547)        2,279          (900)
  Income and mining taxes recovery/(expense)- deferred (Note 16)                    --         2,532            --
  Minority interest                                                                 78            52            50
  Equity in loss of associated companies                                           (46)       (2,153)         (535)
                                                                             ---------     ---------     ---------
NET LOSS                                                                      (396,495)     (135,215)       (1,796)
RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD                              (62,662)       72,553        74,349
                                                                             ---------     ---------     ---------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD                                  $(459,157)    $ (62,662)    $  72,553
                                                                             =========     =========     =========
LOSS PER SHARE - BASIC AND FULLY DILUTED                                     $   (2.72)    $   (0.97)    $   (0.01)
                                                                             =========     =========     =========
Weighted average number of common shares outstanding (000's)                   145,589       138,892       136,758
                                                                             =========     =========     =========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              ROYAL OAK MINES INC.
                      Consolidated Statements of Cash Flow
                       (in thousands of Canadian dollars)

                                                                                      Year ended December 31
                                                                             -------------------------------------
                                                                                  1998          1997          1996
                                                                             ---------     ---------     ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                                    $(396,495)    $(135,215)    $  (1,796)
  Items not affecting cash:
    Depreciation and amortization                                               29,717        21,285        24,563
    Amortization of deferred financing costs                                     3,188           915           337
    Reclamation                                                                  5,431         4,054         2,663
    Deferred income tax                                                             --        (2,532)           --
    Provision for (Recovery of) unrealized loss on foreign currency
      and commodity contracts                                                       --        24,254          (453)
    Foreign currency translation loss (gain) on long-term debt                  35,275           364          (190)
    Write-down of mine assets                                                  251,400        39,700        27,570
    Write-down of resource properties and mine development                          --         8,229           144
    Write-off of deferred financing costs                                       36,507            --            --
    Equity loss and write-down of long-term investments                          5,352         3,424           535
    Deferred charges and other                                                     260            90           335
                                                                             ---------     ---------     ---------
                                                                               (29,365)      (35,432)       53,708
Net change in other operating items (Note 17)                                  (21,069)      121,067       (27,611)
                                                                             ---------     ---------     ---------
Net cash provided by (used in) operating activities                            (50,434)       85,635        26,097
                                                                             ---------     ---------     ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of share capital                                                            (7)          227         2,784
  Capital lease obligation                                                        (729)       19,404         1,711
  Issue of long-term debt                                                      240,369            --       239,870
  Retirement of long-term debt                                                 (64,232)           --            --
  Issue costs of long-term debt                                                (19,429)         (254)       (8,786)
  Deferred credits and other                                                        --            --           290
                                                                             ---------     ---------     ---------
Net cash provided by financing activities                                      155,972        19,377       235,869
                                                                             ---------     ---------     ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Investment in Kemess capital assets through purchase of companies                 --            --       (87,905)
  (Increase) decrease in long-term investments                                    (123)        1,017        26,882
  Proceeds from asset sales                                                     14,090         7,075            --
  Investment in capital assets through purchase of Consolidated Professor
      Mines Limited                                                                 --            --       (16,100)
  Additions to property, plant and equipment                                  (113,695)     (421,343)     (140,296)
  British Columbia Government assistance                                            --       131,833        22,326
  Investment in exploration and non-producing properties, net                   (2,603)       (5,252)       (7,697)
  Reclamation and other deposits                                                   422       (14,332)           --
  Other assets                                                                    (808)       (1,208)         (820)
                                                                             ---------     ---------     ---------
Net cash used in investing activities                                         (102,717)     (302,210)     (203,610)
                                                                             ---------     ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DURING PERIOD                                                                    2,821      (197,198)       58,356
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   568       197,766       139,410
                                                                             ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   3,389     $     568     $ 197,766
                                                                             =========     =========     =========
Cash paid for:
  Income taxes                                                               $      --     $   1,623     $     788
  Interest expense net of $29,638 capitalized interest (1997- $22,906)
  (1996 - $5,362)                                                            $  13,248     $   4,276     $  (4,984)

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              ROYAL OAK MINES INC.
                     Consolidated Statements of Cash Flow
                       (in thousands of Canadian dollars)

       Supplemental Schedule of Noncash Investing and Financing Activities


                                                                                       Year ended December 31
                                                                                       ----------------------
                                                                                      1998       1997      1996
                                                                                      ----       ----      ----
In June 1998 the Company issued 10,000,000 common shares to the Noteholders of the Series B secured 12.75% Senior Subordinated Notes due year 2006. Shares were issued in exchange for the Noteholders consent to amendments, supplements, and waivers to the indenture dated September 12, 1996 pursuant to which the Notes
were issued. Consents were necessary to complete the Trilon financing. (Note 12)     $13,000       --          --

The Company issued 4,103,663 special warrants to creditors of the Company as payment for outstanding accounts payable. Each special warrant carried the right to acquire one share of Royal Oak Mines Inc. common stock. As of the end of
September 1998 all warrants had been exercised. (Note 13)                             $5,335       --          --

In November 1998 the Company issued 400,000 common shares to employees in lieu
of certain cash bonuses. (Note 13)                                                      $356       --          --

In November 1998 the Company issued 7,079,646 common shares to creditors of the
Company as payment for outstanding accounts payable. (Note 13)                        $8,000       --          --

On January 11, 1996 the Company issued 19,011,883 common shares in partial
payment of the acquisition of Geddes Resources Limited and El Condor Resources            --       --    $114,071
Ltd. (Note 21).

The accompanying notes are an integral part of the Consolidated Financial Statements

                              ROYAL OAK MINES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(tabular amounts in thousands of Canadian dollars unless otherwise stated)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Royal Oak Mines Inc. (the "Company"), merged under the laws of the province of Ontario, have been prepared by management in Canadian dollars in accordance with accounting principles generally accepted in Canada. In all material respects, these accounting policies are in conformity with accounting principles generally accepted in the United States except as disclosed in Note 20.

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

Kemess Mines Inc., 100% owned by the Company, was merged with Royal Oak Mines Inc. on December 29, 1997.

The Company accounts for the Kemess South Resources Limited Partnership on the proportionate consolidation method. Application of the proportionate consolidation method is appropriate as it has been determined that the partnership interest is representative of an undivided interest.

CASH EQUIVALENTS

The Company defines cash equivalents as highly liquid financial instruments purchased with an original maturity of ninety days or less.

MARKETABLE SECURITIES

Marketable securities are recorded at the lower of cost or quoted market value and are treated as "available for sale".

FINANCIAL INSTRUMENTS

The Company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

INVENTORIES

Gold bullion and copper concentrates bearing gold and silver that are in process but not yet in deliverable form are recorded at estimated realizable value. Stores and operating supplies are recorded at the lower of average cost or replacement cost.

PROPERTY, PLANT AND EQUIPMENT

         (i) Plant and equipment and mining properties are recorded at cost.

         (ii) For underground operations, development expenditures incurred to expose ore, increase production or extend the life of a mine that is currently in production are capitalized.

         (iii) For open pit operations, mining costs are expensed as incurred.

         (iv) Properties in Development. Costs incurred on properties in development are capitalized until such properties are put into production, at which time the capitalized costs are depreciated in accordance with the policies described below.

                  Financing costs, including interest, are capitalized on the basis of cash expenditures incurred for the acquisition and development of projects, while the projects are actively being prepared for commercial production. Capitalization is discontinued when the project reaches commercial production.

                  Government assistance proceeds are netted against the development assets to which they relate.

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

         (vi) Depreciation and amortization of plant and equipment, mining properties and capitalized expenditures are provided either on the unit-of-production method based upon the total estimated tons of mineable ore reserves and mineralized material, or provided on a straight-line method based upon the estimated economic life of the equipment.

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

DEFERRED FINANCING COSTS

Loan origination fees and other costs associated with the acquisition of long-term financing are deferred and amortized on a straight-line basis over the life of the debt.

RECLAMATION AND SITE RESTORATION COSTS

Estimated reclamation and site restoration costs are charged against income on the unit-of-production method based upon estimated ore reserves. Ongoing reclamation activities are charged against income as incurred.

REVENUE RECOGNITION

Revenue from gold/silver bullion production is recognized when ore is mined and processed at the on-site facilities. Revenue from copper concentrates containing gold and silver is recognized upon sale and transfer of title to third parties. Sales of concentrates are provisionally priced until such time that assays and prices are contractually finalized.

DERIVATIVE TRANSACTIONS

Derivative transactions include spot deferred contracts, forward sale contracts and option contracts. Contracted prices on spot deferred and forward sales contracts are recognized in revenue when production is delivered against the commitment. If actual delivery is not made against a particular spot deferred contract at the time of maturity, losses, if any, are recognized at that time. All option contracts, both gold and foreign currency related, are marked-to-market and resulting unrealized gains and losses are recognized in the Consolidated Statements of Loss.

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

Monetary assets and liabilities denominated in foreign currencies are converted into Canadian dollars at the exchange rate prevailing at the balance sheet date. Exchange gains and losses relating to the translation of the Company's Senior Subordinated Notes were deferred and amortized over the remaining life of the debt; however see Note 12(b).

SEGMENT INFORMATION

During 1998, the Company operated within one dominant industry segment, gold mining, carried out in British Columbia, Northwest Territories, and Ontario, Canada.

COMPARATIVE FIGURES

Certain of prior years' amounts have been reclassified to conform with the current year's presentation and prior years' financial statements have been restated to reflect a change in accounting policy (see Note 2).

1. GOING CONCERN

These financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company's ability to continue as a "going concern". The Company is experiencing a liquidity problem, has a working capital deficiency as at December 31, 1998 and incurred a substantial loss both in 1998 and 1997.

In December 1998 the Company announced that it would seek to restructure its existing senior debt agreements to achieve greater financial flexibility and a stronger balance sheet in light of historically low commodity prices for gold and copper. The Company advised its secured lenders that it would defer interest and principal repayments on its outstanding debt.

In early 1999 the lenders under the US$120 million of short-term Senior Secured Debentures and the lenders under the US$33 million commodity and currency debt notified the Company that it had defaulted under certain covenants of the debt agreements and all amounts outstanding thereunder became due and payable. Such defaults resulted in cross defaults under contracts including the indenture pertaining to the Company's outstanding US$175 million Senior Subordinated Notes.

On February 15, 1999 the Company and its Canadian subsidiaries obtained an Order from the Ontario Court (General Division) under the Companies' Creditors Arrangement Act (the Order). The Order, which provides for an injection of working capital to finance operations during the stay period, has been allowed so that the Company can continue operating its mines and continue negotiations with senior lenders and other creditors to restructure its debt. External advisors have been retained by the Company to assist with preparing a Plan of Compromise or Arrangement to be submitted to the Court at its direction.

There can be no assurance that the Company will be successful in formulating a plan that will be accepted by the court or the creditors. If a refinancing plan is not agreed to by all parties the Company will not be able to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise substantial doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used. Substantial adjustments may also be necessary if the Company is successful in restructuring its debts.

2. CHANGE IN ACCOUNTING POLICY

In the fourth quarter of 1998 the Company changed its method of accounting for open pit stripping costs to expensing as incurred. Prior to this, stripping costs were deferred when the ratio of waste tons mined exceeded the estimated life of mine strip ratio and were charged to income during periods when waste tons mined were below the life of mine strip ratio. The Company believes the new method to be more reflective of cash operating requirements.

The effect of this change is to reduce operating expenses and net loss in 1998 by approximately $3.0 million. The financial statements of prior periods have been restated for this change. There is no effect to the 1997 net loss as a result of the write-off of deferred stripping costs in 1997 associated with the writedown of the Colomac assets. The effect of the change to the 1996 net loss is a reduction from $5,985,000 to $1,796,000.

3. FAIR VALUES OF FINANCIAL INSTRUMENTS

(a) FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value and fair value of the following financial instruments are:

                                                                      December 31
                                      ----------------------------------------------------------------------------------
                                                        1998                                  1997
                                      ----------------------------------------------------------------------------------
                                        Carrying Value        Fair Value      Carrying Value         Fair Value
                                      ------------------     -------------  ------------------      -------------
Cash and cash equivalents                        $3,389             $3,389           $     568         $      568
Marketable securities                            $1,489             $1,489           $   9,875         $    9,875
Long-term investments                            $7,285             $7,380           $  12,145         $    9,489

The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

The fair value of marketable securities and long-term investments are based on quoted market values.

The carrying values of the Company's Secured Debentures and Senior Subordinated Notes at December 31, 1998 are $183.3 million and $267.8 million respectively. The Company believes that it is not practicable to determine the fair value of these instruments with sufficient reliability due to their characteristics and the financial position of the Company (operating under the Order). Quoted market prices for these instruments do not exist as they are not actively traded and quoted on any exchange. Accordingly, fair value estimates of these instruments have been omitted.

(b) GAIN (LOSS) ON INVESTMENTS

In 1998, the Company recognized a loss of $5.3 million on its investments in marketable securities and long-term investments. This loss was due to the write-down of marketable securities and long-term investments to fair value.

In 1997, the Company recognized a loss of $34.1 million on its investments in marketable securities and long-term investments in gold mining companies that were adversely affected by falling gold prices and/or changes in long-term operating strategies. $7.6 million of the total loss represents the loss on the sale of marketable securities, and the remaining $26.5 million represents the write-down of marketable securities to the value subsequently realized in 1998 and the write-down of long-term investments to fair value.

4. INVENTORIES

                                                               December 31
                                                         -----------------------
                                                               1998         1997
                                                         ----------   ----------
Bullion and copper concentrate in process                  $  5,230     $  6,751
Stores and operating supplies                                 8,831       14,369
                                                         ----------   ----------
                                                            $14,061      $21,120
                                                         ==========   ==========

5. PROPERTY, PLANT AND EQUIPMENT

                                   December 31
                                                                                    ---------------------------
                                                                                            1998           1997
                                                                                    ---------------------------
                                                                       Accumulated      Net Book       Net Book
                                                              Cost    Amortization         Value          Value
                                                       -----------  --------------  ------------    -----------
Plant and Equipment                                       $513,986        $111,067      $402,919       $384,968
Mining Properties and Deferred Development                 346,990         215,381       131,609        316,385
Exploration Costs and Other Non-producing Properties        18,110              --        18,110         28,961
                                                       -----------      ----------  ------------   ------------
                                                          $879,086        $326,448      $552,638       $730,314
                                                       ===========      ==========  ============   ============

The following is a summary of the net book value of the Property, Plant and Equipment by location:

                                                                                                         December 31
                                                                                                 ---------------------------
                                                                      Mining
                                                                  Properties
                                                   Plant and    and Deferred     Exploration
Location                                           Equipment     Development       and Other            1998            1997
------------------------------------------------------------  --------------- --------------     -----------    ------------
Active
   Giant                                            $ 20,535          $  411        $  3,960       $  24,906       $  57,217
   Timmins                                            19,106          14,930          10,485          44,521          81,910
   Kemess                                            350,626          89,143              --         439,769         519,983
   U.S. and other                                      2,873              --           2,468           5,341           4,771
Inactive
   Colomac                                             3,068              --              --           3,068          11,928
   Newfoundland                                        5,561              --           1,000           6,561           7,164
   Matachewan                                             --          13,609              --          13,609          20,642
   Duport                                                 --          11,562              --          11,562          16,373
   British Columbia                                    1,150           1,954             197           3,301          10,326
                                                 -----------    ------------      ----------    ------------    ------------
                                                    $402,919        $131,609         $18,110        $552,638        $730,314
                                                 ===========    ============      ==========    ============    ============

Kemess plant and equipment net book value is reported net of $154.2 million of assistance received from the British Columbia provincial government. All of the Company's property, plant, and equipment is pledged as security to the Company's lenders as described in Note 12.

6. LONG-TERM INVESTMENTS

At December 31, 1998 and 1997, the Company held a 44% interest in Asia Minerals Corp. and a 39% interest in Highwood Resources Ltd. Due to continuing low market valuations of junior resource companies, the Company revalued the carrying value of its investment in Highwood Resources Ltd. in 1998.

7. RECLAMATION AND OTHER DEPOSITS

In general, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site once mining and mineral processing operations are completed. These reclamation activities are conducted in accordance with detailed plans that have been reviewed and where applicable approved by the appropriate regulatory agencies. In Ontario, the Northwest Territories and British Columbia, the Company is required to post security against all or part of the estimated costs of such reclamation. The Company has completed and filed reclamation plans for all of its active operations. Reclamation plans have also been prepared for most of the Company's inactive mine sites.

Although the ultimate amount of the obligation to be incurred is uncertain, the Company has currently estimated these future costs to be $50.3 million. The Company has accrued $30.1 million of reclamation and closure costs at December 1998 and will charge the remaining amount to earnings, over the remaining lives of its operations, on a unit-of-production basis.

At December 31, 1998, the Company had deposits of $13.9 million of cash and cash equivalents which are restricted for reclamation purposes.

8. DEFERRED CHARGES AND OTHER ASSETS

                                                                                      1998           1997
                                                                               -----------    -----------
Net deferred finance costs on long-term debt                                     $      --        $ 7,790
Net deferred foreign exchange translation loss on long-term foreign debt                --         10,294
Other assets                                                                         3,511          2,058

                                                                               -----------    -----------
                                                                                    $3,511        $20,142
                                                                               ===========    ===========

9. DEFERRED REVENUE

                                                                                     1998             1997
                                                                               -----------    -----------
Deferred revenue on derivatives                                                    $20,220         $43,415
Deferred government assistance                                                       8,115              --
                                                                               -----------     -----------
Total                                                                              $28,335         $43,415
Less current portion                                                               (11,271)        (20,085)
                                                                               -----------     -----------
                                                                                   $17,064         $23,330
                                                                               ===========    ===========

Deferred revenue represents (i) premiums received relating to derivative transactions, (ii) a $12 million resource infrastructure grant received from the Province of British Columbia for the Kemess Mine. In 1998 the government of the Province of British Columbia agreed to discount this amount at 6.6% and pay a lump sum to the Company. This grant will be recognized over the next twelve years and will be used to offset operating costs. The following table summarizes the years in which the deferred revenue is expected to be recorded in income.

                                             Deferred          Deferred
                                           Revenue on        Government
                  Year                    Derivatives        Assistance             Total
                  ------                   ----------    --------------    --------------
                  1999                        $10,807           $   464           $11,271
                  2000                          3,381               495             3,876
                  2001                          2,468               528             2,996
                  2002                          3,564               562             4,126
                  2003                             --               600               600
                  2004 and beyond                  --             5,466             5,466
                                           ----------    --------------    --------------
                  Total                       $20,220            $8,115           $28,335

                  Less current portion        (10,807)             (464)          (11,271)
                                           ----------    --------------    --------------
                                             $  9,413            $7,651           $17,064
                                           ==========    ==============    ==============

10. OBLIGATION UNDER DERIVATIVE CONTRACTS

At December 31, 1998 the Company is indebted to certain counterparties for $50,758,000 (US$33,164,000) which represents principal and interest payments accrued on obligations under commodity and currency contracts which either expired or were closed out during 1997 and 1998. Interest is charged at rates varying between U.S. prime plus 2% and 12% per annum compounded monthly on the outstanding balance. These amounts were payable in installments commencing in December 1998, and the Company has defaulted on these installment payments. Substantially all of this debt is secured by a charge on the assets of the Company.

11. OTHER LIABILITIES

                                                                                 December 31
                                                                           ----------------------
                                                                                 1998        1997
                                                                           ----------  ----------

                  Provision for loss on foreign currency contracts            $    --     $12,497
                  Accrued reclamation and provision for closure costs          30,090      24,682
                  Capital leases                                               17,802      19,835
                  Other                                                         1,061         413
                  Minority interest in subsidiary company                         (10)         69
                                                                           ----------  ----------
                                                                              $48,943     $57,496
                                                                           ==========  ==========

(a) PROVISION FOR LOSS ON FOREIGN CURRENCY CONTRACTS

To protect the Company from foreign currency fluctuations and to provide a minimum Canadian dollar conversion rate for its U.S. dollar gold sales revenue, the Company entered into foreign currency contracts for conversion into Canadian dollars. Contracts were associated with the Company's contractual obligation to deliver future gold production at specified prices in U.S. dollars. At the end of 1998, the Company had contracts to deliver approximately US$48 million (1997
- US$414 million) at an average exchange rate of 1.34 (1997 - 1.3602) C$/US$, and had contracts to purchase approximately US$41.7 million (1997 - US$0) at an average exchange rate of 1.5420. These contracts expire in 1999. The Company has marked these contracts to market.

(b) CAPITAL LEASE OBLIGATIONS

The Company has entered into capital leases for certain equipment and the lease obligations will be settled as follows:

                  1999                                 $5,834
                  2000                                  4,137
                  2001                                  3,272
                  2002                                  2,598
                  2003                                  2,598
                  2004 and thereafter                   5,197
                                                   ----------
                  Total                               $23,636
                  Less current portion                 (5,834)
                                                   ----------
                                                      $17,802
                                                   ==========

(c) OPERATING LEASE OBLIGATIONS

The Company has operating lease obligations relating to mining equipment. Operating lease payments over the next four years are as follows:

                  1999                                 $2,040
                  2000                                  2,040
                  2001                                  2,040
                  2002                                    510
                                                       ------
                  Total                                $6,630
                                                       ======

12. LONG-TERM DEBT

(a) Debt

                                                                                 December 31      December 31
                                                                                        1998             1997
                                                                                ------------     ------------
Secured Debt
   US$84.75 million Series A Senior Secured Debentures                              $129,710         $     --
   US$35 million Series B Senior Secured Debentures                                   53,568               --
   US$175 million Secured 12.75% Senior Subordinated Notes                           267,837          250,338
                                                                                ------------     ------------
                                                                                    $451,115         $250,338

Current Portion                                                                      451,115               --
                                                                                ------------     ------------
                                                                                    $     --         $250,338
                                                                                ============     ============

Senior Secured Debentures (Series A and B)

The Company entered into a securities purchase agreement with Trilon Financial Corporation ("Trilon") on April 17, 1998 providing for the issuance by the Company to Trilon and its affiliated company Northgate Exploration Limited of Senior Secured Debentures in the aggregate principal amount of US$120 million (the "Senior Debentures"). The Company has drawn down US$119.75 million as at December 31, 1998. The Senior Debentures mature June 22, 2000 and bear interest at a rate of 30-day LIBOR plus 6% per annum. Interest payments commenced July 31, 1998 and are payable monthly thereafter.

The Company issued the Senior Debentures for the following purposes: (i) to repurchase and retire other senior secured debentures issued by the Company in January 1998 in the principal amounts of $19.5 million and US$30.7 million and pay accrued interest thereon; (ii) to pay the Company's past due accounts payable attributable to construction of the Kemess South Mine; and (iii) to provide the Company with working capital.

The Senior Debentures are secured by a fixed and floating charge on all of the present and after acquired property and assets of the Company and certain of its subsidiaries, subject to mutually agreed permitted encumbrances and are redeemable, in whole or in part, in aggregate minimum amounts of US$5 million at any time at 101% of the principal amount being repaid plus interest and all other amounts owing thereon. Under the terms of the Senior Debentures, the holders of the Senior Debentures (the "Debentureholders") can require and in February 1999, did require, the Company to transfer ownership of the Kemess South Mine to a wholly-owned subsidiary of the Company. No steps have been taken to implement such transfer.

The fees paid by the Company to the Debentureholders consisted of the following:

1. a non-refundable up-front fee of US$2,400,000, which was paid on closing;

2. a non-refundable fee equal to 2% of the outstanding principal and accrued interest payable to the Debentureholders which exceeds the following threshold levels as at the following dates, being, (a) US$80 million on February 15, 1999, and (b) US$50 million on October 15, 1999; and

3. a royalty payable to Trilon of up to a maximum of 1.62% (the "Royalty") of the gross revenues of the Kemess South Mine to be accrued but unpaid for two years and thereafter payable quarterly. The accrued Royalty will bear compound interest at the three-month LIBOR rate plus 1% per annum. The Royalty is to be prorated in the event that the Senior Debentures are redeemed prior to maturity based on the amount redeemed and the timing of such redemption. The Company may acquire the Royalty on June 22, 2003 at the then-fair market value, payable in cash on such closing. The Royalty is in default and accordingly the royalty rate has been fixed at 1.62%. The Royalty is secured by a charge on all the present and after-acquired assets of the Company.

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

2) the Fourth Supplemental Indenture dated as of June 22, 1998 which has the effect of: (a) increasing the interest rate payable on the Notes by 175 basis points to 12.75% per annum effective May 30, 1998; (b) increasing the limits on aggregate Permitted Indebtedness (as defined in the Indenture) to US$120 million (to permit the issuance of the Senior Debentures) and, to the extent the Senior Debentures are repaid, establishing a working capital facility; (c) allowing the transfer in the future of the Kemess South Mine to a new wholly-owned Subsidiary (as defined in the Indenture); (d) allowing such Subsidiary to guarantee repayment of certain Senior Indebtedness (as defined in the Indenture) and the Notes; (e) providing for the granting of collateral security by the Company and its subsidiaries to secure the Notes; and
         (f) allowing the Company to redeem the Notes at a purchase price of 105.5% of the principal amount of the Notes plus all accrued and unpaid interest at any time before August 15, 2001; and

3) the Fifth Supplemental Indenture dated as of June 22, 1998 which provides that in the event of certain bankruptcy or other similar proceedings in which the Debentureholders and the Noteholders may be placed in the same class of creditors, Noteholders who consented to the Fifth Supplemental Indenture have agreed for the benefit of themselves and their assignees to: (a) take all steps reasonably within their control or power to place the Noteholders in a different class of creditors than the Debentureholders; and (b) assign to the Debentureholders their voting rights in any such proceedings to enable the Debentureholders to vote against and defeat any restructuring plan presented to any class of creditors which includes both the Debentureholders and the Noteholders.

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

(b) Default

Subsequent to December 31, 1998 the Company defaulted on its payments of interest to both the Debentureholders and the Noteholders. On February 15, 1999 the Company announced it had sought and obtained an Order from the Ontario Court (General Division) under the Companies' Creditors Arrangement Act. This constituted an Event of Default under the terms of the agreements governing these debts making them immediately due and payable. Consequently the debts are shown as current liabilities as at December 31, 1998 and all deferred finance costs and deferred foreign currency translation losses in respect of these debts have been written off.

13. SHARE CAPITAL

(a) CHANGES IN CAPITAL STOCK

Authorized: An unlimited number of special shares issuable in series and an unlimited number of common shares.

Issued, outstanding and fully paid - special: nil (1997-nil)
Issued, outstanding and fully paid - common:

                                                 1998                          1997                          1996
                                      ---------------------------   --------------------------    --------------------------
                                                           Amount                       Amount                        Amount
                                            Shares         ($000)         Shares        ($000)          Shares        ($000)
                                      ------------   ------------   ------------  ------------    ------------  ------------
Balance January 1, issued and
outstanding                            140,865,079       $387,894    140,770,079      $387,667     121,043,530      $270,811
Issued to acquire Geddes and
   El Condor (Note 21(a))                       --             --             --            --      19,011,883       114,071
Issued for share purchase options                1             --         95,000           227         714,666         2,785
Issued for Noteholders consent
(Note 12)                               10,000,000         13,000             --            --              --            --
Special warrants (Note 13(b))            4,103,663          5,328             --            --              --            --
Issued for accounts payable (Note
13(c))                                   7,079,646          8,000             --            --              --            --
Issued for employee bonuses (Note
13 (c))                                    400,000            356             --            --              --            --
                                      ------------   ------------   ------------  ------------    ------------  ------------
Balance December 31, issued and
outstanding                            162,448,389       $414,578    140,865,079      $387,894     140,770,079      $387,667
Company shares held by Witteck
Development Inc. (Note 13(g))           (1,924,816)        (8,854)    (1,924,816)       (8,854)     (1,924,816)       (8,854)
                                      ------------   ------------   ------------  ------------    ------------  ------------
Balance December 31 for financial
reporting purposes                     160,523,573       $405,724    138,940,263      $379,040     138,845,263      $378,813
                                      ============   ============   ============  ============    ============  ============

(b) ISSUANCE AND EXERCISE OF SPECIAL WARRANTS

The Company filed a short form prospectus dated August 31, 1998 in the provinces of Alberta, British Columbia, Newfoundland and Ontario in respect of 4,103,663 common shares issuable upon the exercise of 4,103,663 special warrants. The Company issued the special warrants on June 24, 1998 at a price of $1.30 per special warrant. Special warrants with a value of $5.3 million were issued to Company creditors in payment of an equivalent amount of outstanding accounts payable. All of the special warrants have been exercised and 4,103,663 Common Shares have been issued.

(c) ISSUANCE OF COMMON SHARES

The Company filed a short form prospectus dated October 23, 1998 in the provinces of Alberta, British Columbia, Manitoba, Newfoundland and Ontario in respect of 7,079,646 common shares that were subsequently issued by the Company at a price of $1.13 per common share. Common shares with a value of $8,000,000 were issued to certain of the Company's creditors in payment of an equivalent amount of outstanding accounts payable.

In addition, the Company filed a Form S-8 Registration Statement with the United States Securities and Exchange Commission on October 30, 1998 providing for the issuance of 400,000 common shares as part payment of bonuses awarded to 22 employees pursuant to Share Bonus Agreements.

(d) WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Earnings per share has been calculated on the basis of the weighted average number of common shares outstanding for the year which was 145,589,483 shares (1997 - 138,892,346; 1996 - 136,758,106).

(e) STOCK OPTIONS

The Company grants stock options to employees and directors in recognition of their service to the Company. Options are considered granted when the required approvals from the Board of Directors, shareholders and regulatory authorities are obtained.

The following table outlines activity with respect to the Company's stock options:

                                                                       Number of
                                                                          Shares    Price per Share
                                                                   -------------   ----------------
                OUTSTANDING, DECEMBER 31, 1995                         2,462,166      $0.48 - $6.25

                Granted                                                1,482,000      $2.27 - $6.75
                Exercised                                               (714,666)     $0.48 - $4.50
                Canceled/Expired                                        (375,000)     $4.50 - $5.41
                                                                    ------------   ----------------
                OUTSTANDING, DECEMBER 31, 1996                         2,854,500      $1.60 - $6.75

                Granted                                                2,622,500      $1.50 - $4.45
                Exercised                                                 (95,000)    $1.60 - $4.50
                Canceled/Expired                                         (334,500)    $1.50 - $4.38
                                                                    ------------   ----------------
                OUTSTANDING, DECEMBER 31, 1997                         5,047,500      $1.50 - $6.75

                Granted                                                1,432,000      $0.90 - $1.55
                Exercised                                                     (1)     $6.38 - $6.38
                Cancelled/Expired                                     (1,052,500)     $1.50 - $1.50
                                                                    ------------  -----------------
                OUTSTANDING, DECEMBER 31, 1998                         5,426,999      $0.90 - $6.38
                                                                    ============  =================

On March 20, 1998 the Board of Directors passed a resolution, subject to regulatory and shareholder approval, to issue (i) 850,000 common stock options to the Company's senior executives and officers and (ii) to reduce the exercise price on all but 35,000 of the then-outstanding options to purchase common shares of the Company to $1.10. Regulatory and shareholder approval to reprice the common stock purchase options was granted by The Toronto Stock Exchange on April 14, 1998 and later approved by the shareholders of the Company at the June 26, 1998 Annual and Special Meeting of Shareholders.

(f) SHAREHOLDER RIGHTS PLAN

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

(g) ACQUISITION OF WITTECK DEVELOPMENT INC.

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

14. WRITE-DOWN OF MINE ASSETS

In September 1998 the Company completed an analysis of the carrying value of its assets, other than the Kemess property, as a result of a continued depressed gold price to determine recoverability of its investments. As a result of this analysis, the Company made a pre-tax provision of $81.4 million for the revaluation of the carrying value of certain of its assets to their estimated recoverable value. This writedown was reflected as a non-cash charge in the Consolidated Financial Statements for the third quarter of 1998. The $81.4 million write-down reduced the carrying value of the Company's assets in Timmins, and the Northwest Territories, and non-producing resource properties, and development properties.

A significant portion of the cash flow from the Kemess South Mine is attributable to copper production. The price of copper has continued to decline from an average of US$0.77 per pound in the first nine months of 1998 to an average of US$0.70 per pound in the fourth quarter of 1998. The average copper price in the first quarter of 1999 is expected to be US$0.64 per pound. Due to the significant decline in copper prices and the continuing low prices for gold, the Company examined the carrying value of the Kemess assets to determine the recoverability of its investment. As a result of this review, the Company wrote down the carrying value of the Kemess assets by $170.0 million in the fourth quarter of 1998. In 1998, the total write-down of assets amounted to $251.4 million.

In 1997, as a result of the decline in the price of gold and diminishing mineable ore reserves at its Colomac Mine, the Company made a pre-tax provision of $39.7 million for the write-down of the Colomac assets.

In 1996, the Company announced it would close its Hope Brook Mine in 1997. In addition, as a result of a reclassification of mineable reserves at the Colomac Mine in the Northwest Territories, a provision was made to decrease the carrying value of the Colomac property. In 1996, the Company provided for the revaluation of the carrying value of the Hope Brook and Colomac assets, and for a provision for closure costs at Hope Brook. These charges were approximately $27.6 million in total. This comprises $10.1 million for closure costs at Hope Brook, the revaluation of Hope Brook assets by a reduction of $10.1 million, and revaluation of Colomac assets by a reduction of $7.4 million.

15. INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net is comprised of:

                                                                           December 31
                                                           ------------------------------------------
                                                                1998             1997            1996
                                                           ---------        ---------      ----------
      Interest income                                           $701           $4,401          $6,215
      Amortization of financing costs                         (3,188)            (915)           (337)
      Foreign exchange loss on US$ monetary
      liabilities                                             (1,711)              --               --
      Other, net                                                 238              148            (162)
                                                           ---------        ---------       ---------
                                                             $(3,960)          $3,634          $5,716
                                                           =========        =========      ==========

16. INCOME TAXES

The following table shows the reconciliation of income and mining taxes expense (recovery) related to pre-tax income (loss) to the Company's statutory tax expense (benefit):

                                                                             December 31
                                                             -------------------------------------------
                                                                    1998            1997            1996
                                                             ------------     ----------      ----------
      Pre-tax income (loss), as reported                       $(394,980)     $(137,925)        $   (411)
      Combined statutory tax rates                                    43%            43%              43%
      Tax expense (benefit) at combined statutory rates        $(169,841)    $  (59,308)        $   (177)

      Adjust for tax effect of:
         Resource allowance                                       (1,983)        (1,589)          (4,432)
         Non-taxable portion of capital (gains) losses                --            141             (447)
         Deductible financing costs                               10,450         (1,445)          (1,147)
         Other                                                         6            (31)              45
      Unrecognized deferred tax adjustment                       161,368         56,083            6,183
      Large corporation capital tax                                1,455          1,338              875
      Federal income tax                                            (114)            --               --
      B.C. mining tax                                                206             --               --
                                                             ------------   ------------      ----------
      Income and mining taxes expense (recovery)               $   1,547     $   (4,811)       $     900
                                                             ============   ============      ==========

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

17. NET CHANGE IN OTHER OPERATING ITEMS

                                                                                       December 31
                                                                 ---------------------------------------------------
                                                                         1998               1997                1996
                                                                 ------------        -----------          ----------
         Cash provided by (used in)
            Marketable securities                                    $  8,080          $ 18,384             $(25,288)
            Receivables                                                19,763           (14,031)             (10,354)
            Inventories                                                 5,943            17,924              (17,708)
            Prepaid expenses                                             (792)            2,562               (2,108)
            Accounts payable and derivative obligations               (58,697)          103,179                7,454
            Accrued payroll costs                                       2,665              (702)              (1,753)
            Taxes payable                                               1,679            (2,171)                 543
            Deferred revenue                                          (15,080)            9,524                4,180
            Long term debt interest payable                             4,302               151               10,180
            Other current liabilities                                  11,068           (13,753)               7,243
                                                                 ------------      ------------           ----------
                                                                     $(21,069)         $121,067             $(27,611)
                                                                 ============      ============           ==========

18. EMPLOYEE BENEFIT PLANS

The Company has defined benefit and defined contribution pension plans covering substantially all of its regular full-time employees. Pension benefits are based, in defined benefit plans, on employees' earnings and years of service. Most of the plans are funded currently by contributions from the Company, based on periodic actuarial valuations. Contributions to its defined contribution plan are based on a specific percentage of base earnings. The market-related value of the defined benefit pension plans' assets was $41,083,000 at December 31, 1998 (1997 - $40,420,000) and the actuarial present value of accrued pension benefits was estimated by the plans' actuary to be $35,820,000 at December 31, 1998 (1997 - $34,055,000). The total pension expense for the year was $895,000 (1997 -$1,096,000, 1996 - $1,439,000).

19. CONTINGENCIES AND COMMITMENTS

(a) LEGAL CLAIMS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. No assurance can be given as to the ultimate outcome with respect to such proceedings, lawsuits and other claims. The resolution of such proceedings, lawsuits and other claims could be material to the Company's operating results of any particular period, depending upon the level of income for such period. A summary of current material outstanding lawsuits is as follows:

Mack Lake Mining Corp v. Giant Yellowknife Mines Limited, et al, (October 1983, Supreme Court of the Northwest Territories). The Company is one of nine defendants (including the original title holders) in an action alleging title to the Salmita mineral claims, an accounting of profits made, and damages in the sum of $10 million. In the Company's view, the claim is without merit.

Fullowka et al v. Royal Oak Mines Inc. et al, (September 1994; served July
1995), begun by widows and dependents of nine miners killed during the 1992 strike at the Giant Mine in the Supreme Court of the NWT as action no. CV 05408 alleging, amongst other causes, negligence on the part of the Company and two named directors/officers (along with 23 other named defendants). Roger Warren, a member of the Union, was charged and subsequently convicted of causing the deaths by explosion. The claim against the Company and all named defendants but one totals approximately $10.8 million plus interest and costs. The claim against the two directors/officers and all defendants, excluding the Company, totals approximately $33.65 million plus taxes, interest and costs. The Company has denied any negligence on its part. Pleadings and productions are complete; pretrial discovery has commenced and is scheduled to continue into 1999. A second action (action no. CV 06964) has been commenced recently by the widows against the "John Does" in the original action; two of whom have served notices of third-party claims against, amongst other causes, the Company and two directors/officers. Some of the Defendants have moved the court to strike the second action as being untimely. The Northwest Territories Workers' Compensation Board has rendered a decision that the immunity provisions of the Workers' Compensation Act do not apply to one of the named directors/officers, and an order has recently been obtained quashing this decision.

Falconbridge Limited and Windy Craggy Exploration Limited v. Kemess Mines Inc. and Royal Oak Mines Inc. et al, (June 1996), begun in the Supreme Court of British Columbia as action no. C962983 alleging, amongst other causes, breach of contract, breach of the duty of good faith, breach of fiduciary duty and unjust enrichment arising from and related to agreements entered into in 1983 and 1984 between the plaintiffs and Geddes Resources Limited providing for a 22.5% royalty on the Windy Craggy claims; and the impact on same of the British Columbia government's appropriation of the claims for park purposes in 1993 and its subsequent resolution of Geddes' claim for compensation under the 1995 Heads of Agreement. Pleadings are complete and pretrial discovery is largely complete. The trial is scheduled to commence in 1999. The plaintiffs have sought leave to proceed from the Ontario Court (General Division) which application is still pending at this time.

Tsay Key Dene and Takla Indian Bands v. Kemess Mines Inc. et al (February 1997), begun in the Supreme Court of British Columbia as action no. 97 0723 seeking injunctive relief and an order setting aside the Certificate of Approval, License of Occupation and Permits to Cut for the Kemess South Mine and its power line for, amongst other causes, alleged failure on the part of the British Columbia government to adequately consult with the Bands before granting the documents in issue and for alleged bias on the part of the Government related to the Heads of Agreement entered into between the British Columbia government and the Company in August 1995 in, amongst other causes, settlement of the Windy Craggy compensation claim. Interim and interlocutory injunction applications were denied by two separate judges of the British Columbia Supreme Court and have not been appealed by the petitioners. Hearing on the merits of the petitioners' claims was scheduled to commence in September 1997 but was adjourned at the petitioners' request to accommodate a court supervised mediation process between the British Columbia government and the petitioners, which began in August 1997, continued into December 1997 and was adjourned in January 1998 upon withdrawal by one of the petitioners following pronouncement of the Delgamuukw decision by the Supreme Court of Canada.

In May 1998, the Takla Indian Band discontinued the proceeding against the Defendants. Also in May 1998, the other petitioner, the Tsay Key Dene, and the Provincial Government agreed to mediation, and the scheduled proceedings will be adjourned pending results of the mediation. Counsel for the petitioner Tsay Key Dene Band advise that a settlement agreement has been reached between it and the British Columbia government. A condition of the settlement agreement is that the Tsay Key Dene Band obtain the Company's consent to a Consent Dismissal Order on the merits of this action without costs. The Company has requested an opportunity to review the terms of the settlement agreement prior to consent to such order.

Golden Hill Ventures Ltd. v. Kemess Mines Inc. (September 1997), begun in the Supreme Court of British Columbia as action no. 10023. Golden Hill alleges, amongst other causes, pre-tender and contractual misrepresentations relied on to Golden Hill's detriment, breach of contract, unjust enrichment and an "extras" claim for work and materials in a sum of $6.2 million. The Company is disputing the alleged misrepresentations and challenging the extras claimed as being related to and arising from alleged deficiencies in the Golden Hill's performance of the contract. The Company is asserting a counterclaim for losses arising from delay in the Golden Hill's performance including the work of subsequent contractors. Pre-trial discovery commenced during the summer of 1998 and is continuing. A portion of the Golden Hill's claim relates to an unpaid progress draw and holdback totaling $0.8 million. A summary trial for the claim of $0.8 million was held in January 1999 for which judgement is pending. Judgement for this amount is likely owing, subject to a contractual deduction for camp costs totaling $456,763.31. On March 2, 1999 the Ontario Court permitted the lifting of the stay of proceedings under the Company's restructuring proceeding to enable Golden Hill to receive the reasons of Mr. Justice Burnyeat of the B.C. Supreme Court.

Danyluk Consulting Services Ltd., Receiver Manager of the McLeod Lake Indian Band (carrying on business as Duz Cho Logging) on behalf of all members of the McLeod Lake Indian Band (December 1998), begun in the Supreme Court of British Columbia as action no. 05971. The McLeod Lake Band alleges, amongst other causes, that the Company failed to make a final payment of $1.0 million to it under a logging and road building contract relating to clearing the power line right of way to the Kemess South Mine, based on the McLeod Lake Band's belief that it is entitled to rates calculated on the parties' estimation at the commencement of the contract on the volume of wood in kilograms per cubic metre. The Company subsequently paid the McLeod Lake Band on the actual scaled volume. The McLeod Lake Band allege that it was the parties' intention that the logging rate would be based on the estimated rate rather than the scaled rate. The Company asserts that the McLeod Lake Band was paid in full on the actual scaled volume of wood it processed. The Company believes that it was the intention of the parties from the outset that the McLeod Lake Band would be paid progress payments on the pre-estimated volume and that such volume would finally be adjusted in accordance with the Official Royalty and Scale accounts.

Royal Oak Mines Inc. v. Tercon Contractors Ltd. (arbitration January 1998 and heard March-May 1998) Tercon Contractors Ltd. v. Royal Oak Mines Inc.(builders lien proceeding) (May 1998). On March 20, 1998, the arbitrator entered an award finding against the Company generally and directed that the parties attempt to agree as to actual amounts owing, absent which agreement the arbitrator would retain jurisdiction over the matter for the purpose of determining the amount of a final monetary award against the Company. On May 5, 1998, the arbitrator made a partial award in the amount of $6.5 million. A court order that the award could be enforced as a judgement was made on May 7, 1998. On May 13, 1998, Tercon obtained a writ of seizure and sale of the Kemess South Mine lease and claims. The Company challenged the same and on June 4, 1998, the court ordered the return of the mine lease and claims, and stayed any execution against the same under this proceeding and under the builders lien proceeding commenced by Tercon, until October 15, 1998 conditional upon the Company paying $3.5 million to Tercon from the proceeds of the Trilon financing, which amount has been paid. The court permitted the Company to make further application respecting payment terms as to the balance. This application was heard on October 30, 1998 wherein the court ordered that the execution be stayed to February 15, 1999 and the Company was ordered to pay $150,000 per month for the months of November and December 1998 and January 1999, which amounts have been paid. This action was stayed generally on February 15, 1999. In the builders lien action commenced by Tercon, Tercon has obtained a declaration that it is entitled to a claim of lien in the amount of $3.0 million. This amount is a duplication of the amount payable under Tercon's judgment. This action has not been completed, and while Tercon is expected to proceed with the builders lien action, no date for the completion thereof has been set. This action was also stayed generally on February 15, 1999. In addition, in May 1998, Royal Oak commenced proceedings against Tercon for misrepresentation in connection with the subject contracts. This proceeding is in its very early stages.

Focus Industrial Contractors Inc. v. Royal Oak Mines Inc. (May 1998), begun in the Supreme Court of British Columbia as action no. 05898 seeking damages in the amount of $0.9 million for wrongful conversion of electrical supplies used in the construction of the Kemess South Mine. The Company has filed a counterclaim against Focus for damages for breach of contract.

Peter Kiewit Sons Co. Ltd. v. Royal Oak Mines Inc. (January 1999), begun in the Supreme Court of British Columbia seeking to enforce Peter Kiewit's builder's lien claim in the amount of $2.6 million under its contract to supply mechanical and piping systems at the Kemess South Mine. While the action has been commenced, the Company has not been served with any notice of these proceedings.

Builders' Liens and Claims. The Company has also received notice of various builders' liens filed against the Kemess South project and proceedings commenced in the Supreme Court of British Columbia to enforce such liens arising out of the work performed at the Kemess South project by contractors and subcontractors who have provided work and materials to the site. The outstanding amount of the asserted liens filed against the Kemess South project, not including amounts owing to contractors who have not filed liens, was approximately $18.2 million as of February 11, 1999. These include the proceedings of Tercon Contractors Ltd., Golden Hill Ventures Ltd. and Peter Kiewit Sons Co. Ltd. each as set out above.

(b) LAWS AND REGULATIONS

General. The Company's current and proposed mining and exploration activities are subject to various laws and regulations governing the protection of the environment, the health and safety of its employees and related matters. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect its employees, the general public and the environment, and believes its operations are in compliance with all applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, submissions and expenditures to comply with such laws and regulations.

Where estimated reclamation and closure costs are reasonably determinable, the Company has recorded a provision for environmental liabilities based on management's estimate of these costs. Such estimates are subject to adjustment based on changes in laws and regulations and as additional information becomes available.

Aboriginal Land Claims. The Kemess property is impacted by various claims of aboriginal rights, which are the subject of developing case law. On December 11, 1997, the Supreme Court of Canada, in the landmark decision, Delgamuukw v. British Columbia, acknowledged the existence of aboriginal title as a type of aboriginal right and confirmed the fiduciary responsibility of the government to have meaningful consultation with an aboriginal group when their aboriginal rights are affected, which in some cases may require that their consent be obtained. This decision raises the issue of the Crown's right to deal with lands which are the subject of aboriginal rights where it is subsequently found that the consultation was insufficient to discharge the Crown's duty. As aboriginal rights and the requisite consultation are determined on a case by case basis, it is difficult to predict the outcome of any particular litigation. However, reference should be made to the recent case, Cheslatta Carrier Nation v British Columbia, in which Delgamuuk was considered. In this case, the Chief Justice of the Supreme Court of British Columbia did not enjoin the operation of the Huckleberry Mine, although he found that consultation with respect to a particular issue was deficient. Instead, the Chief Justice required the consultation to take place, which he recognized might result in certain amendments to the certificate of approval for operation of the mine. Proper consultation was required as to future permit applications.

Pollution Abatement Order. On July 16, 1997, the Company was served with a Pollution Abatement Order by the Province of British Columbia under section 31 of the Waste Management Act (B.C.). The basis for the order was the release of total suspended solids into Kemess Creek and associated tributary watercourses asserted to be at potentially deleterious levels. The release related to soil, dust, and mud that entered the creek system during very heavy rains encountered during the earth-moving construction work at the mine site. The Company is cooperating with both the British Columbia and federal ministries since issuance of the order and implemented a plan dealing with sediment control techniques and structures during the 1998 Spring runoff. A joint government investigation into the sedimentation issue and the likely impact of same on fish in the Kemess Creek began in July 1997.

Kemess Tailings Impoundment - Orders from the BC Ministry of Energy and Mines. On January 29, 1999 the British Columbia Ministry of Energy and Mines rescinded an amendment of Mines Branch Permit M-206 that had previously allowed the Kemess South Mine to operate with a reduced freeboard in its tailings impoundment during winter months. Freeboard is the empty volume that is required to be maintained in the reservoir upstream of the dam to retain the runoff from any major rain, snowmelt or combination event. This temporary amendment had been issued in July 1998 and extended on September 18, 1998. The January 29, 1999 amendment established a weekly schedule for the minimum height of the impervious core on the main tailings dam for the period between February 6, 1999 and April 3, 1999 thereby phasing in an increase in the required freeboard to be maintained behind the dam.

On February 9, 1999, the British Columbia Ministry of Energy and Mines issued an order that required an immediate orderly shutdown of mining and milling activities at the Kemess South mine site. Due to cold weather at the Kemess mine site, the Company had been unable to raise the height of the dam to the elevation required for the week ended February 7,

1999. The Company was instructed to halt any further discharge of water or tailings into the tailings impoundment and assign all heavy equipment to the construction of the main tailings dam.

On February 10, 1999, this Order was amended allowing the Company to continue operating until February 12, 1999. During this period the Company met with representatives of the British Columbia Ministry of Energy and Mines and agreed to provide the Government with various documents including a plan and a new schedule for completion of the Stage II construction of the tailings dam. As a consequence of these undertakings mining and milling operations continued.

The Company entered a motion before the Ontario Court (General Division) on behalf of the British Columbia Ministry of Energy and Mines and received an order on February 19, 1999, lifting the stay of proceedings ordered by that Court in the Company's Order for protection under the Companies' Creditors Arrangement Act (the "CCAA Order") issued on February 15, 1999. The Court ordered that despite any provisions in the CCAA Order, the Mines Act, R.S.B.C. 1996, c. 293 and the Health, Safety and Reclamation Code for Mines in British Columbia established under the Mines Act continue to apply to all the Company's property comprising the Kemess South Mine.

The original order was amended again on February 13, 1999, February 15, 1999, February 17, 1999, February 19, 1999, February 22, 1999 and February 23, 1999. During this period the Company submitted a new plan for raising the dam to achieve the freeboard requirements that were established in the January 29, 1999 amendment of Permit M-206. These plans included a new construction schedule, details on how the Company would obtain the necessary heavy equipment to meet the new schedule and details on financing arrangements between the Company and Trilon Financial Corporation, whereby Trilon supplied the Company financial resources to implement the plan.

On February 24, 1999, the British Columbia Ministry of Energy and Mines issued a new amendment of Permit M-206 establishing a schedule for construction of the dam and reporting procedures based on the Company's submission. The Company continues construction of the main dam to achieve the schedule as submitted.

Non Destructive Testing of Open Pit Truck Front Wheel Spindles. On February 3, 1999 the British Columbia Ministry of Energy and Mines instructed the Company to take six of its fleet of seven R260 Euclid open pit haul trucks out of service. This Order was to remain in place until the Company supplied documentation to the Ministry that front wheel spindles on these units had been subjected to annual non-destructive testing and that the units had passed. The Company applied for and received a variance to this order on February 5, 1999. The variance allows the Company to operate those trucks that were in service at 50% of the rated loading capacity until the testing is completed and the required documentation submitted. The variance expired on February 28, 1999. The final truck inspection was completed on February 20, 1999. The British Columbia Ministry of Energy and Mines accepted the testing documentation on February 23, 1999.

Fisheries Compensation Agreement. In August of 1998, the Department of Fisheries and Oceans ("DFO") wrote to the Company advising that DFO considered the Company to be in default of the November 4, 1996 Compensation Agreement, which formed a required part of the DFO Ministerial Authorization dated November 4, 1996 for the Kemess South Mine. DFO gave the Company 90 days to remedy the default. In subsequent written communications, the Company and DFO came to agreement on additional compensation measures to be undertaken by the Company in 1999 in remedy of the default. This includes the construction of four additional spawning platforms downstream of the Tributary 4 waterfalls and the installation of fish passage culverts through several beaver dams in the Niven River.

On February 9, 1999, the Company wrote to DFO accepting their conditions to remedy this default. The Company proposed that DFO release $1.5 million from the $7.0 million in Treasury Bonds already posted by Royal Oak as security against completion of this Compensation Agreement. The money would be set up in a trust fund and used only to complete the outstanding work. With completion of the 1999 proposed works, the core capital projects required under the Agreement would be approximately 60% complete. The security against these projects would still be $5.5 million that is believed to be more than adequate to fund completion as well as perpetual maintenance of the projects. On March 12 DFO wrote the Company indicating that they would not approve the use of funds from the posted security bond to complete the required compensation projects. DFO requested assurance from the Company that the required work under the Agreement would be completed in 1999 as set out in earlier correspondence. The Company has indicated that such assurance cannot be given until a plan of debt restructuring has been completed.

The Company entered a motion before the Ontario Court (General Division) on behalf of DFO and received an order on February 24, 1999, lifting the stay of proceedings ordered by that Court in the Company's Order for protection under the CCAA Order. The Court ordered that despite any provisions in the CCAA Order, the Fisheries Act, R.S.C., 1985, c. F-14 and Regulations made thereunder, continue to apply to all the Company's property comprising the Kemess South Mine, including the tailings dam and the tailing pond.

Deactivation of the Access Roads to the Kemess South Power Line. The Company obtained three Special Use Permits from the BC Ministry of Forests covering the construction, use and deactivation of numerous short access roads used to log and construct the power line corridor to the Kemess South Mine. These special use permits required the Company to permanently deactivate these access roads within one year of construction of the power line corridor. The Company has not been able to comply with this requirement.

In 1998 the Company undertook a program to stabilize or deactivate those sections of these access roads that presented the greatest instability risk and/or the greatest risk of release of sediment into adjoining fish bearing streams. The Company also carried out an inventory of these roads identifying all areas of concern and the type and amount of work required to permanently deactivate these access roads. A total of $0.4 million was budgeted in 1999 relating to those sections of road that present the greatest risk of instability and/or release of sediment.

Reclamation of the Hope Brook Mine Site. In the spring of 1998, the Company presented a schedule for reclamation of the Hope Brook mine site to the Newfoundland Department of Environment and Labour ("DOEL"). The schedule was voluntary and met the reclamation objectives as contained in the Mine's Certificate of Approval. The Certificate of Approval does not contain any timelines or deadlines for completion of this reclamation. In the fall of 1998, the Company applied to extend this schedule by one year basically seeking to defer minor activities. In December 1998, the Company wrote to the DOEL seeking to defer the reclamation activities scheduled for 1999 by one year. At the same time, the Company requested approval to delay the five-year schedule for complete reclamation of the site by one additional year. The work scheduled for the summer of 1999 involved constructing a permanent waste rock berm around the perimeter of the pit, removing the remaining heap leach facilities, hydraulically relocating a cone of tailings from the Pine Pond tailings impoundment and completing engineering on tailings dam construction required in the year 2000. The DOEL have not yet approved this extension and are seeking further meetings with the Company to discuss this issue.

Transfer of Tailings Supernatant Water from the Colomac Tailings Impoundment to the Open Pit. On March 11, 1999 Environment Canada issued an Inspector's Direction under Sub-sections 38(4)(5) of the Fisheries Act directing the Company to take all reasonable measures to prevent the uncontrolled release of supernatant water into fish bearing watercourses down stream of the Colomac tailings impoundment.

On March 15, 1999 DIAND issued a Directive pursuant to Section 37 of the Northwest Territories Waters Act directing the Company to take all reasonable measures to prevent the uncontrolled release of supernatant waters from the Colomac tailings impoundment area. The Directive authorizes the Company to transfer water from the tailings impoundment to the open pit. The Company is directed to provide adequate resources and to take all reasonable measures to transfer sufficient water to maintain the required one-meter freeboard within the impoundment. Construction of the necessary transfer pumping facilities is well advanced with pumping scheduled to begin by the end of March.

(c) DERIVATIVE TRANSACTIONS

The Company engaged in derivative transactions in order to attempt to mitigate the impact of fluctuations in gold, copper, and foreign currency prices.

The credit risk related to derivative transactions is limited to the unrealized gains on outstanding contracts based on current market prices. The Company believes it has minimized credit risk by dealing with large creditworthy institutions and by limiting credit exposure to each.

(i) At December 31, 1998 all forward contractual arrangements for the delivery of gold by the Company had either been fulfilled or closed out, and no new forward contractual arrangements had been entered into.

(ii) At December 31, 1998, the Company's gold call option position was as follows:

                                  Gold Call Options    U.S. Strike Price
        Year                              Sold (oz)             (per oz)
        ------                   ----------------------------------------
        1999                                111,360                 $323
        2000                                220,000                 $339
        2001                                120,000                 $335
        2002                                158,640                 $344
                                       ------------
                                            610,000
                                       ============

The Company received $10.8 million of premiums on the sale of the above options, which as of December 31, 1998 have a fair value of $3.1 million. Fair value has been determined on the basis of premiums received less the December 31, 1998 quoted cost of $7.7 million to close out the option contracts.

In February, 1999 J. Aron & Company notified the Company that the Company was in default of the "Master Agreement" governing gold call options and subsequently repurchased the 120,000 ounces then outstanding, at a cost to the Company of $0.35 million. The repurchase will be recorded in February 1999 net of associated deferred revenue of $1.3 million, resulting in a net gain on repurchase of $1.1 million.

(iii) At December 31, 1998, the Company's obligations to sell/buy U.S. dollars were as follows:

                          U.S. Dollars       Exchange Rate         Carrying             Fair
         Year                  (000's)            (C$/US$)           Amount            Value
         -------       ---------------  ------------------     ------------      -----------
         1999 - Sell           $48,000               1.340          $(9,144)         $(9,144)
         1999 - Buy            (41,712)              1.542             (480)            (480)
                       ---------------                          -----------      -----------
                                $6,288                              $(9,624)         $(9,624)
                       ===============                          ===========      ===========

The net result of the above obligations is a net payable of $9,624,000 (US$6,288,000) which is included in Obligation under Derivative Contracts (Note
10).

(d) OPERATING ROYALTIES

(i) Under the terms of the Hope Brook Mine Asset Purchase Agreement, the Company was obligated to pay an operating royalty through 1996 when the average price of gold exceeded US$380 per ounce. Amounts payable have varied between $1,300,000 and $3,300,000. In 1996, the Company was obligated to pay $1,300,000. This royalty expired at December 31, 1996.

(ii) Under the terms of the Colomac Mine Asset Purchase Agreement, the Company is obligated to pay an operating royalty when the average price of gold exceeds US$400 per ounce. Amounts payable vary between $1.0 million and $2.0 million annually depending on the average price of gold. In respect of 1998, no amount was payable under this royalty due to closure of the Colomac Mine (1997 - nil; 1996 - nil). Royalty obligations under this agreement expire in 1999.

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

(iv) Concentrate production at the Kemess South Mine is subject to two separate and distinct operating royalties.

         (a) Under the terms of the Kemess South Royalty Agreement dated June 27, 1997, the Company is obligated to pay a 4.8% NSR royalty to the Provincial Government of British Columbia on all copper produced and sold from the Kemess South Mine. Royalties are determined and payable on the basis of copper pounds produced, as evidenced by net smelter return settlements, and average U.S. dollar copper prices for "Grade-A Copper" as quoted on the London Metals Exchange, less a US$0.13 per pound deduction for beyond mine processing and handling. During 1998, the first year of production at the Kemess South Mine, a royalty of $849,000 was incurred.

         (b) Under the terms of the Kemess South Mine Royalty Agreement dated June 22, 1998, the Company is obligated to pay a maximum royalty of 1.62% on all gross U.S. dollar revenue realized from the sale of Kemess Mine concentrates. The royalty rate is subject to change and is determined on the basis of the ratio of principal outstanding under the Senior Secured Debentures over the US$120 million of debt recognized upon execution of the Senior Secured Debentures. In 1998, the first year of this royalty agreement, the Company incurred a royalty of $468,000, which under the terms of the royalty agreement is not payable until June, 2000 or upon default of the Secured Debenture Agreement. The Company is in default under the Royalty Agreement and consequently the rate is fixed at 1.62%.

20. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Reconciliation of net income (loss) in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") to net income (loss) in accordance with United States generally accepted accounting principles ("U.S. GAAP") is as follows:

                                                                                     December 31
                                                                       -----------------------------------
                                                                            1998          1997        1996
                                                                       ---------     ---------     -------
Net loss in accordance with Canadian GAAP                              $(396,495)    $(135,215)    $(1,796)

(Increase) decrease in expenses:
   Depreciation and amortization                                          (7,975)       (6,925)     (4,506)
   Asset impairment writedowns                                          (111,928)           --          --
   Direct expensing of 1998 exploration costs                             (2,985)           --          --
   Employee benefit plans                                                   (860)         (623)       (193)
   Foreign currency translation loss on Senior Subordinated Notes         10,294       (10,294)         --
   Taxes                                                                     204            --          --
                                                                       ---------     ---------     -------
Net loss in accordance with U.S. GAAP                                  $(509,745)    $(153,057)    $(6,495)
                                                                       =========     =========     =======
Basic and diluted earnings (loss) per share in accordance with U.S.
GAAP:                                                                  $   (3.50)    $   (1.10)    $ (0.04)

The effects on the balance sheets of the Company at December 31, prepared in accordance with U.S. GAAP, are:

                                                         December 31
                                            -----------------------------------
                                                 1998         1997         1996
                                            ---------     --------     --------
Increase (decrease):
   Property, plant and equipment            $(122,106)    $ (2,203)    $  4,722
   Prepaid expenses (pension asset)         $  (2,035)    $ (1,175)    $   (552)
   Exploration cost capitalized             $  (2,985)    $     --     $     --
   Deferred charges                         $      --     $(10,658)    $     --
   Deferred income taxes                    $  19,173     $ 13,005     $ 19,377
   Retained earnings                        $(146,299)    $(27,041)    $(15,207)

(a) DEPRECIATION AND AMORTIZATION

Under U.S. GAAP, depreciation and amortization are calculated on the unit-of-production method based upon proven and probable reserves, whereas under Canadian GAAP, total estimated tons of mineable ore reserves and mineralized material may be used in the calculations.

(b) ASSET IMPAIRMENT WRITE-DOWNS

Under U.S. GAAP asset impairment write-downs, when required, are calculated on the basis of discounted cash flows, excluding interest charges and utilizing a discount rate commensurate with the investment risk. Canadian GAAP asset impairment write-downs are determined on the basis of undiscounted cash flows.

(c) EMPLOYEE BENEFIT PLANS

Under U.S. GAAP, for defined benefit pension plans, the projected benefit obligation should be discounted using interest rates at which the obligation could be effectively settled whereas under Canadian GAAP, the projected benefit obligation may be discounted using interest rates which are consistent with long-term assumptions. Also, under U.S. GAAP, experience gains and losses as well as adjustments arising from changes in assumptions must be amortized only if they exceed a specified range. Under Canadian GAAP, these amounts must be amortized over the expected average remaining service life of the employee group regardless of the amount.

Pension expense is determined each year based on actuarial recommendations. The actuarial assumptions applied in determining the expense in accordance with U.S. GAAP include a discount rate on the benefit obligation, rate of compensation increases and long-term rate of return on the plan assets of 6.5%, 7.0% and 8.5%, respectively. Assets of the plans are held in a range of investments, which include fixed-income securities, equities and money market securities. At January 1, 1987, as a result of an actuarial valuation of the plans, a surplus was identified which is being amortized over the estimated average remaining service lives of the employees which, for the Company's defined benefit pension plans, ranges from 12 to 18 years.

The components of pension expense, for the Company's defined benefit pension plans, calculated in accordance with U.S. GAAP are as follows:

                                                          December 31
                                              ---------------------------------
                                                 1998         1997         1996
                                              -------      -------      -------
Service cost                                  $ 2,299      $ 2,027      $ 1,703
Interest cost                                   2,886        2,772        2,713
Expected return on plan assets                 (3,351)      (3,151)      (2,932)
Amortization of transition amount                (305)        (305)        (305)
Amortization of prior service cost                151          130          130
Recognized actuarial loss                         215          152          152
                                              -------      -------      -------
Net periodic benefit cost                     $ 1,895      $ 1,625      $ 1,461
                                              =======      =======      =======

The funded status and amounts recognized under U.S. GAAP for the Company's defined benefit pension plans are as follows:

                                                                               December 31
                                                         ------------------------------------------------------
                                                                    1998                       1997
                                                         ------------ -------------  -----------  -------------
                                                         Plans where    Plans where  Plans where    Plans where
                                                              assets    accumulated       assets    accumulated
                                                              exceed       benefits       exceed       benefits
                                                         accumulated  exceed assets  accumulated  exceed assets
                                                            benefits                    benefits
                                                         ------------ -------------  -----------  -------------
Change in benefit obligation
Benefit obligation at beginning of year                      $ 23,965     $ 19,176     $ 20,920     $ 16,534
Service cost                                                    1,665          635        1,518          509
Interest cost                                                   1,607        1,280        1,550        1,221
Plan participants' contributions                                   --           --           --           --
Amendments                                                         --          313           --           --
Actuarial gain                                                  1,528        1,506        1,427        1,996
Benefits paid                                                  (1,975)      (1,088)      (1,450)      (1,084)
                                                             --------     --------     --------     --------
Benefit obligation at end of year                            $ 26,790     $ 21,822     $ 23,965     $ 19,176
                                                             ========     ========     ========     ========
Change in plan assets
Fair value of plan assets at beginning of year               $ 26,350     $ 17,513     $ 26,372     $ 17,033
Actual return on plan assets                                      153          (32)       1,195          803
Employer contribution                                             246          857          233          761
Plan participants' contributions                                   --           --           --           --
Benefits paid                                                  (1,975)      (1,088)      (1,450)      (1,084)
                                                             --------     --------     --------     --------
Fair value of plan assets at end of year                     $ 24,774     $ 17,250     $ 26,350     $ 17,513
                                                             ========     ========     ========     ========
Funded status                                                $ (2,016)    $ (4,572)    $  2,385     $ (1,663)
Unrecognized actuarial loss                                     1,795        2,558       (1,621)       1,112
Unrecognized prior service cost                                   300        1,380          325        1,195
Unrecognized transition amount                                 (1,352)       3,446       (1,575)       2,173
                                                             --------     --------     --------     --------
Net amount recognized                                        $ (1,273)    $  2,812     $   (486)    $  2,817
                                                             ========     ========     ========     ========
Amounts recognized in the balance sheet
consist of:
   Prepaid benefit cost                                      $ (1,273)    $  2,812     $   (486)    $  2,817
   Accrued benefit liability                                       --           --           --           --
   Additional minimum liability                                    --        7,384           --        4,479
   Intangible asset                                                --       (1,447)          --       (1,269)
   Accumulated other comprehensive income                          --       (5,937)          --       (3,210)
                                                             --------     --------     --------     --------
Net amount recognized                                        $ (1,273)    $  2,812     $   (486)    $  2,817
                                                             ========     ========     ========     ========

In addition to the defined benefit pension plans noted above, the Company maintains a defined contribution pension plan for certain of its hourly employees. Under this plan, the Company contributes 2.5% of each member's base earnings to the pension plan. The pension expense for the year under this pension plan was $87,000 (1997 - $113,000; 1996 - $191,000).

(d) FOREIGN EXCHANGE GAINS AND LOSSES ON LONG-TERM FOREIGN DEBT

Under U.S. GAAP, foreign exchange gains and losses arising from the translation of long-term foreign debt are recognized in income in the period when exchange rates change, whereas under Canadian GAAP, such foreign exchange gains and losses are deferred and amortized on a pro rata basis over the remaining life of the debt.

(e) EXPLORATION EXPENDITURES

Under U.S. GAAP, in 1998 the Company elected to change the accounting for exploration costs from capitalization to expensing as incurred, and is reporting the change as a change in accounting principle inseparable from a change in estimate. Exploration costs incurred during 1998 totaled $2,985,000.

(f) INCOME TAXES

In accordance with the Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), U.S. GAAP requires that income taxes be accounted for by the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement reporting and the tax bases of the assets and liabilities and are measured at the enacted tax rates that will be in effect when the differences are expected to reverse. Such differences principally arise from the timing of income and expense recognition for accounting and tax purposes. The application of SFAS 109 would have no material effect on the assets, liabilities or operations for the years presented in these consolidated financial statements as deferred tax assets arising from the table of reconciling items have been offset by the recording of a 100% valuation allowance. U.S. GAAP requires the recording of a 100% valuation allowance when a company believes that it is more likely than not that tax assets will not be realized. The following additional disclosures with respect to income taxes are required by U.S. GAAP:

                                                                    December 31
                                                        ----------------------------------
                                                            1998         1997         1996
                                                        --------     --------     --------
Deferred Tax Liabilities:
   Exploration expenditures                             $    475     $  9,842     $     --
   Mining properties and deferred development                 --        7,880       12,212
   Pension asset                                           1,569        1,228        1,215
   Investments                                                --          357        1,057
   Property, plant and equipment                          23,413           --           --
                                                        --------     --------     --------
                                                        $ 25,457     $ 19,307     $ 14,484
                                                        ========     ========     ========
Deferred Tax Assets:
   Exploration expenditures                             $     --     $     --     $  4,401
   Provision for loss on marketable securities               135        9,664          515
   Provision for loss on derivatives                          --        7,464           --
   Provisions for loss on foreign currency contracts          --        4,374        2,832
   Property, plant and equipment                              --        8,414        5,283
   Accrued reclamation costs                              13,240        9,689          912
   Investments                                               731           --           --
   Mining properties and deferred development             13,594           --           --
   Deferred revenue                                        3,571           --           --
   Deferred foreign exchange loss on long-term debt       15,777           98           --
   Deferred financing costs                                9,464           --           --
   Other                                                      --          775          647
   Valuation allowance                                   (31,055)     (21,171)        (106)
                                                        --------     --------     --------
                                                        $ 25,457     $ 19,307     $ 14,484
                                                        ========     ========     ========

As at December 31, 1998 and 1997, valuation allowances of $31,055,000 and $21,171,000, respectively, have been recognized to offset certain related deferred tax assets due to uncertainty of realizing the benefits of these items.

The net change in the valuation allowance from prior year-end was an increase of $9,884,000.

(g) STOCK BASED COMPENSATION

The Company has granted options to certain of its employees and directors. The Company accounts for the issuance of these options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined in accordance with FASB Statement No. 123, the Company's net loss and earnings per share (EPS) would have been reduced as follows:

                                                      December 31
                                      -------------------------------------------
                                             1998            1997            1996
                                      -----------     -----------     -----------
Net Income (Loss)
  In accordance with U.S. GAAP        $  (509,745)    $  (153,057)    $    (6,495)
  Pro Forma                           $  (510,648)    $  (154,659)    $    (7,286)

Basic and diluted EPS
  In accordance with U.S. GAAP        $     (3.50)    $     (1.10)    $     (0.05)
  Pro Forma                           $     (3.51)    $     (1.11)    $     (0.05)

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the outstanding stock options at December 31, 1998 and 1997 and changes during the years then-ended is presented in the table and narrative below:

                                                                1998                                     1997
                                          ---------------------------------------------------------------------------------
                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise
                                                 Shares     Exercise Price           Price         Shares   Exercise Price
                                          -------------   ----------------   -------------   ------------   ---------------
     Outstanding at beginning of year         5,047,500      $1.50 - $6.75           $3.68      2,854,500    $1.60 - $6.75
     Granted                                  1,432,000      $0.90 - $1.55            1.22      2,622,500    $1.50 - $4.45
     Exercised                                       (1)     $6.38 - $6.38            6.38        (95,000)   $1.60 - $4.50
     Canceled/Expired                        (1,052,500)     $1.50 - $1.50            1.50       (334,500)   $1.50 - $4.38
                                           ------------       ------------   -------------  -------------   ---------------
     Outstanding at end of year               5,426,999      $0.90 - $6.38           $1.17      5,047,500    $1.50 - $6.75
                                           ============       ============   =============  =============   ===============
     Exercisable at end of year               2,427,262      $1.10 - $6.38           $1.13      2,150,498    $1.50 - $6.25

The weighted average fair value of options granted during 1998 and 1997 are $1.57 and $1.86, respectively.

2,427,262 of the 5,426,999 options outstanding at December 31, 1998 are exercisable and have exercise prices of $1.10 to $6.38 and a weighted average remaining contractual life of 2 years. The remaining 2,999,737 options have exercise prices of $0.90 - $6.38 and a weighted average remaining contractual life of 4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates ranging from 4.79 to 5.29 percent and 5.47 to 5.29 percent; expected dividend yields of zero percent and zero percent; expected lives of 4 years and 6 years; and expected volatility of 111 and 118 percent.

(h) EARNINGS PER SHARE

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

(i) CHANGE IN ACCOUNTING POLICY

As described in Note 2, the Company changed its accounting policy for open pit mining costs. This change in accounting policy has no effect on the Company's 1997 net loss and related per share amounts. The effect of the change on the Company's 1996 financial statements is to decrease net loss in accordance with U.S. GAAP from $10,684,000 to $6,495,000 and to decrease loss per share from $0.08 to $0.05.

21. ACQUISITIONS

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

The following table outlines the details of the purchase price and its allocation to the assets and liabilities acquired:

                                                                     Geddes       El Condor     St. Philips           Total
                                                               ------------    ------------    ------------    ------------
     Purchase price:
        Cash paid, including open-market purchases                   $3,220        $ 34,222        $ 38,562        $ 76,004
        Issue of common shares                                       37,650          76,421              --         114,071
                                                               ------------    ------------    ------------    ------------
                                                                     40,870         110,643          38,562         190,075
     Initial carrying value of Geddes                                 9,192              --              --           9,192
     Transaction and other costs                                      2,290             680             679           3,649
                                                               ------------    ------------    ------------    ------------
                                                                     52,352         111,323          39,241         202,916
     Cash and cash equivalents acquired from companies                 (561)             (1)           (378)           (940)
                                                               ------------    ------------    ------------    ------------
                                                                    $51,791        $111,322         $38,863        $201,976
                                                               ============    ============    ============    ============

     Allocated to:
        Property, plant and equipment                               $52,101        $112,087         $39,015        $203,203
        Other assets                                                     31             151               9             191
        Total liabilities                                              (341)           (916)           (161)         (1,418)
                                                               ------------    ------------    ------------    ------------

                                                                    $51,791        $111,322        $ 38,863        $201,976
                                                               ============    ============    ============    ============

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

         Capital assets, principally the Duport property       $15.9 million
                                Miscellaneous net assets         0.1 million
                                                              --------------
                    Purchase price, net of cash acquired       $16.0 million
                                                              ==============

22. RELATED PARTY TRANSACTIONS

Included in receivables are loans from officers and directors for US$1.5 million (1997 - US$2.0 million). The loans bear interest at rates prescribed by tax legislation.

23. YEAR 2000

Most entities depend on computerized systems and, therefore, are exposed to the Year 2000 conversion risk which, if not properly addressed, could affect the entity's ability to conduct normal business operations. Management is addressing this issue; however, given the nature of this risk, it is not possible to be certain that all aspects of the Year 2000 issue affecting the Company and those with whom it deals such as customers, suppliers or other third parties, will be fully resolved without adverse impact on the Company's operations.

24. SUBSEQUENT EVENTS

In late January and early February 1999 the lender under the US$120 million short-term Senior Secured Debentures and the lenders under the US$33.2 million of commodity hedge debt notified the Company that it has defaulted under certain covenants of the debt agreement and all amounts outstanding thereunder became due and payable. Such defaults resulted in cross defaults under contracts including the indenture pertaining to the Company's outstanding US$175 million Secured Senior Subordinated Notes.

On February 15, 1999 the Company and its Canadian subsidiaries obtained an Order from the Ontario Court of Justice (General Division) under the Companies' Creditors Arrangement Act (Canada) (The Order). Pursuant to the Order the Company on February 18, 1999 entered into an arrangement with Trilon Financial Corporation to provide nonrevolving credit facilities in the aggregate principal sum of $34,700,000 to fund the operating cash flow deficiencies expected during the approximate two-month period commencing with its CCAA filing and ending on April 15, 1999 and to preserve and maintain its properties, assets and undertakings. The Court has further ordered that the repayment of monies borrowed by the Company from Trilon Financial Corporation pursuant to such operating credit facility together with all interest, fees, charges and other amounts payable in respect thereof shall be secured by security on all of the present and future property, assets and undertakings of the Company and shall rank senior in priority to any and all other liens, charges, encumbrances on security of whatever nature or kind which may at any time exist with respect to such property, assets and undertaking, subject only to Permitted Encumbrances provided for thereunder. As a result of the ruling of the Court on March 12, 1999, certain builders liens registered prior to the date of the Company's original application on February 15, 1999 are to have priority over the non-revolving credit facilities. At the present only $8.0 million of the aggregate $34.7 million of financing has been approved by the Court.

On February 24, 1999 the Company was advised by the American Stock Exchange
(AMEX) that its common stock was being removed from the AMEX. This action became necessary because the Company no longer fully satisfied all of the guidelines of the AMEX for continued listing. The AMEX advised the Company that the trading halt instituted on February 16, 1999 in the Company's Common Stock on the AMEX would not be lifted.

SUPPLEMENTARY DATA

The following tables set forth selected quarterly financial data for the years ended December 31, 1998 and 1997 (unaudited):

                                                                     Year ended December 31, 1998
                                                    --------------------------------------------------------
                                                            1st             2nd            3rd           4th
Production Statistics                               ------------   ------------   ------------  ------------
Ore milled - tons                                       433,488         433,631        444,392     4,092,501
Production - gold ounces                                 45,557          45,732         44,633        84,173
Production - copper pounds                                   --              --             --     9,748,970

Financial Information
(000's omitted except per share amounts)
Operating revenue
  - Canadian GAAP                                       $22,429         $22,621        $21,890       $40,786
  - U.S. GAAP                                           $22,429         $22,621        $21,890       $40,786
Operating income (loss)
  - Canadian GAAP                                        $3,183        $(17,052)      $(93,432)    $(184,502)
  - U.S. GAAP                                            $(1,046)      $(22,037)      $(83,941)    $(308,527)
Net income (loss)
  - Canadian GAAP                                        $2,260        $(35,002)     $(107,392)    $(256,361)
  - U.S. GAAP                                            $2,502        $(51,094)     $(111,761)    $(349,392)
Earnings (loss) per share*
  - Canadian GAAP                                         $0.02          $(0.25)        $(0.72)       $(1.65)
  - U.S. GAAP                                             $0.02          $(0.37)        $(0.75)       $(2.25)

                                                                  Year ended December 31, 1997
                                                    --------------------------------------------------------
                                                            1st             2nd           3rd            4th
Production Statistics                               ------------   ------------  ------------   ------------
Ore milled - tons                                     1,262,578       1,603,901     1,443,740        937,883
Production - gold ounces                                 85,080         104,845        94,505         66,919

Financial Information
(000's omitted except per share amounts)
Operating revenue
  - Canadian GAAP                                       $47,974         $58,872       $53,926        $30,395
  - U.S. GAAP                                           $47,974         $58,872       $53,926        $30,395
Operating income
  - Canadian GAAP                                       $(9,192)       $(51,565)        $(208)      $(41,583)
  - U.S. GAAP                                           ($9,970)       $(48,432)        $(150)      $(51,544)
Net income (loss)
  - Canadian GAAP                                       $(8,113)       $(52,089)      $(2,362)      $(72,651)
  - U.S. GAAP                                           $(8,891)       $(48,956)      $(3,149)      $(92,061)
Earnings (loss) per share*
  - Canadian GAAP                                        $(0.06)         $(0.38)       $(0.02)        $(0.52)
  - U.S. GAAP                                            $(0.07)         $(0.35)       $(0.02)        $(0.66)

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Part III (Items 10, 11, 12, and 13) will be included in and is hereby incorporated by reference to the Company's Management Information Circular (Proxy Statement) to be provided in connection with the Company's 1999 Annual Meeting of Shareholders which involves the election of directors and which will be filed within 120 days after December 31, 1998, the close of the Company's 1998 fiscal year. For a description of the Company's Executive Officers, see "Executive Officers of the Registrant" following Item 4 in Part I herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements:

                  The financial statements filed as part of this report are listed on the index in Item 8.

         2.       Financial Statement Schedules:

                  No financial statement schedules are required.

(b)      Reports on Form 8-K:

         A report on Form 8-K was filed on October 7, 1998, regarding a press release from Royal Oak Mines Inc., announcing Kemess South Mine reaching commercial production.

         A report on Form 8-K was filed on November 4, 1998, regarding a press release from Royal Oak Mines Inc., announcing the issuance of shares in settlement of certain accounts payable.

         A report on Form 8-K was filed on November 13, 1998, regarding a press release from Royal Oak Mines Inc., announcing third quarter results.

         A report on Form 8-K was filed on December 23, 1998, regarding a press release from Royal Oak Mines Inc., announcing restructure of debt.

(c)      Exhibits:

         Exhibits identified on page 100, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ROYAL OAK MINES INC.


Dated:  March 25, 1999           By: /s/           MARGARET K. WITTE
                                     ------------------------------------------
                                          Margaret K. Witte
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name and Signature         Title                        Date
            ------------------         -----                        ----


By:  /s/      JOSEPH A. BRAND        Controller                March 25, 1999
     -------------------------------
              Joseph A. Brand


By:  /s/       JAMES H. WOOD         Chief Financial Officer   March 25, 1999
     -------------------------------
               James H. Wood


By:  /s/       ROSS F. BURNS         Director                  March 25, 1999
     -------------------------------
               Ross F. Burns


By:  /s/     J. CONRAD LAVIGNE       Director                  March 25, 1999
     -------------------------------
             J. Conrad Lavigne


By:  /s/      DALE G. PARKER         Director                  March 25, 1999
     -------------------------------
              Dale G. Parker


By:  /s/  WILLIAM J. V. SHERIDAN     Director                  March 25, 1999
     -------------------------------
          William J. V. Sheridan


By:  /s/     MARGARET K. WITTE       Director                  March 25, 1999
     -------------------------------
             Margaret K. Witte

                                  EXHIBIT INDEX

Exhibit
Number                             Description

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

4.2      Form of Exchange Note (contained in Exhibit 4.1 as Exhibit B thereto).

4.3 First Supplemental Indenture, dated as of December 31, 1997, by and among the Company, and Chase Manhattan Trust Company, National Association, the successor to Mellon Bank, F.S.B., as Trustee.(1)

4.4 Second Supplemental Indenture, dated as of January 31, 1998, by and among the Company, and Chase Manhattan Trust Company, National Association, the successor to Mellon Bank, F.S.B., as Trustee.(1)

4.5 Third Supplemental Indenture, dated as of May 19, 1998, by and among the Company, and Chase Manhattan Trust Company, National Association, the successor to Mellon Bank, F.S.B., as Trustee.

4.6 Fourth Supplemental Indenture, dated as of June 22, 1998, by and among the Company, and Chase Manhattan Trust Company, National Association, the successor to Mellon Bank, F.S.B., as Trustee.

4.7 Fifth Supplemental Indenture, dated as of June 22, 1998, by and among the Company, and Chase Manhattan Trust Company, National Association, the successor to Mellon Bank, F.S.B., as Trustee.

4.8 Securities Purchase Agreement, dated as of April 17, 1998, between the Company and Trilon Financial Corporation.

4.9 Securities Purchase First Amending Agreement, dated as of May 15, 1998, between the Company and Trilon Financial Corporation.

4.10 Securities Purchase Second Amending Agreement, dated as of June 22, 1998, between the Company and Trilon Financial Corporation.

4.11 Senior Secured Debenture - Series A, in the principal amount of US$85,000,000 dated as of June 22, 1998.

4.12 Senior Secured Debenture - Series B, in the principal amount of US$35,000,000 dated as of June 22, 1998.

4.13 Trust Indenture Providing for the Issue of US$50 million 15% Demand Bonds, dated as of June 22, 1998, among and between the Company, and Montreal Trust Company of Canada, as Trustee.

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

10.11 Loan Agreement dated as of July 31, 1997 between the Company and Export Development Corporation.(1)

10.12 Senior Secured Debenture in the principal amount of Can.$19,500,000 dated as of December 31, 1997 issued by the Company to DDJ Canadian High Yield Fund.(1)

10.13 Amending Agreement dated as of January 23, 1998 between the Company and DDJ Canadian High Yield Fund amending Senior Secured Debenture in the principal amount of Can.$19,500,000 dated as of December 31, 1997.(1)

10.14 Senior Secured Debenture in the principal amount of U.S.$14,600,000 dated as of December 31, 1997 issued by the Company to Mellon Bank, N.A., solely in its capacity as Trustee for General Motors Employees Domestic Group Pension Trust.(1)

10.15 Amending Agreement dated as of January 23, 1998 between the Company and Mellon Bank, N.A., solely in its capacity as Trustee for General Motors Employees Domestic Group Pension Trust amending Senior Secured Debenture in the principal amount of U.S.$14,600,000 dated as of December 31, 1997.(1)

10.16 Amending Employment Agreement dated December 1, 1998 between Ross F. Burns, Arctic Precious Metals Inc. and Royal Oak Mines Inc.

10.17 Amending Employment Agreement dated December 1, 1998 between J. Graham Eacott, Arctic Precious Metals Inc. and Royal Oak Mines Inc.

10.18 Amending Employment Agreement dated December 1, 1998 between John R. Smrke, Arctic Precious Metals Inc. and Royal Oak Mines Inc.

10.19 Amending Employment Agreement dated December 1, 1998 between Edmund Szol, Arctic Precious Metals Inc. and Royal Oak Mines Inc.

10.20    Amending Employment Agreement dated December 1, 1998 between Margaret
         K. Witte, Arctic Precious Metals Inc. and Royal Oak Mines Inc.

10.21 Amending Employment Agreement dated December 1, 1998 between James H. Wood, Arctic Precious Metals Inc. and Royal Oak Mines Inc.

21       Subsidiaries of registrant.(1)

23       Consent of Arthur Andersen & Co.(1)

27       Financial Data Schedule.(1)

----------
(1)      Filed herewith.
(2) Management contracts or compensatory plans or arrangements filed pursuant to Item 14(c) of Form 10-K.